Form 10-Q
period 2000-09-30
NORTHSTAR VENTURES INC
filed 2000-11-08
CIK 1122412

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

  [ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________to __________________

           Commission File Number 000-31379


                    Northstar Ventures , Inc.
        (Exact Name of Registrant as specified in its Charter)



  Nevada                                         91-20556816
  (State or other Jurisdiction of          I.R.S. Employer Identi-
  Incorporation or Organization            fication No.)

  83-888 Avenue 51, Coachella, California     92236
  (Address of Principal Executive Offices)   (Zip Code)

  (760) 398-9700
  (Registrant's Telephone Number, including Area Code)




  Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                               Yes   X            No

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Common Stock, $.001 par value                 473,250
  ----------------------------------------------------------
  Title of Class Number of Shares outstanding at September 30, 2000

  No Exhibits included.


  General

  The condensed consolidated financial statements of Northstar Ventures, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Northstar Ventures, Inc.'s management believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the nine months ended September 30, 2000 should be read in conjunction with the financial statements and notes thereto included in this report and Northstar Ventures, Inc.'s Form 10 filed 8/22/2000 for the period through 6/30/2000.



  The condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The result for the interim period are not necessarily indicative of trends or of results to be expected for a full year.


  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
  OF OPERATIONS AND FINANCIAL CONDITION

  The Company has not commenced operations and has no working capital.















                     NORTHSTAR VENTURES, INC.
                               BALANCE SHEET
                                   Sept 30    December 31,
                                   2000       1999
ASSETS:

Total Assets                   $      0    $      0
                              =========    ========



LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:             30,000      20,000

      Total Liabilities:       $ 30,000    $ 20,000

Stockholders' Equity:

Common Stock, 80,000,000 shares
 authorized, $ .001 par value,
 473,250 shares issued and
 outstanding                      4,000       4,000
Preferred stock, 20,000,000 shares
 authorized, $ .001 par value, no shares
 issued and outstanding               0           0
Additional Paid-In Capital            0           0
Accumulated Deficit             (34,000)    (24,000)

Total Stockholders' Deficit     (30,000)    (20,000)

      Total Liabilities and
       Stockholders' Deficit  $       0    $      0























The accompanying notes are an integral part of these financial statements.




                         NORTHSTAR VENTURES, INC.
                         STATEMENTS OF OPERATIONS
                  For the 9 Months ended 9/30/2000 and 9/30/1999

                                     3 Months  3 Months 9 Months 9 Months
                                     9/30/00   9/30/99  9/30/00  9/30/00
Operating Expenses:

Total Operating Expense           $      -   $      -  $ 10,000 $ 10,000

Net (Loss) Income from Operations $      -   $      -  $(10,000)$(10,000)



Weighted average number of
 shares outstanding                473,250    473,250   473,250 473,250

Net Loss per Share                $      -   $      -  $      - $     -






































The accompanying notes are an integral part of these financial statements.

                         NORTHSTAR VENTURES, INC.
                         STATEMENTS OF CASH FLOWS
         For the 3 Months and 9 Months Ended September 30, 2000 and 1999

                                3 Months        9 Months
                                2000    1999    2000    1999
Cash Flows From
 Operating Activities:       $     -  $    -  $    -  $    -
Net Profit (Loss)                  -       - (10,000)  (10,000)
 for Operations:
Increase in current liabilities
Notes Payable/related party        0       0  10,000    10,000
Net Cash Provide (Used) by
 Operating Activities              -       -       -       -

Increase (Decrease) in Cash
Cash and Cash Equivalents,
 Beginning of Period               -       -       -       -
Cash and Cash Equivalents,
 End of Period             $       -  $    -  $    -  $    -




































The accompanying notes are an integral part of these financial statements.

                         NORTHSTAR VENTURES, INC.
                     STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Years End December 31, 1998 and 1999
                                  and
                 For the Period Ending September 30, 2000



                                    Accumulated
            Shares    Common Stock  Pd in Cap   Deficit     Net Equity


Balance
12/31/98    473,250   $    4,000     $     0    $(14,000)   $ (10,000)

Balance
12/31/99    473,250   $    4,000     $     0    $(24,000)   $ (20,000)
Balance
 3/31/00    473,250   $    4,000     $     0    $(34,000)   $ (30,000)

Balance
 6/30/00    473,250   $    4,000     $     0    $(34,000)   $ (30,000)

Balance
 9/30/00    473,250   $    4,000     $     0    $(34,000)   $ (30,000)

NORTHSTAR VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2000


NOTE 1 - ORGANIZATION:

Northstar Ventures, Inc. was organized under the laws of the state of Nevada on December 3, 1998. The company was incorporated primarily to evaluate, negotiate, structure and complete a merger with, or an acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular industry within which the company will seek an aquisition or merger.

The company intends to continue to seek the acquisition of assets, property or business that may benefit the company and its stockholders. Management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition. The company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations, or mergers will be restriction free.

NOTE 2 - STOCK TRANSACTIONS:

The Articles of Incorporation authorize the company to issue up to 80,000,000 shares of common stock and 20,000,000 of Preferred Stock both with a par value of $.001.

On December 15, 1998 473,250 shares of common stock was issued to individuals in return for service rendered.

As of December 31, 1998 and 1999 and September 30, 2000, 473,250 shares of common stock were issured and outstanding.

No Preferred stock shares have been issued from the date of inception (December 3, 1998) through the period ending September 30, 2000

NOTE 3 - Related party transactions

On December 15, 1998, 376,500 shares of common stock were issued to Related Parties and 96,750 shares of common stock was issued to associates in return for services rendered. These individuals include officers of the corporation.



                     PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
                 None

Item 2.  CHANGES IN SECURITIES
                 None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
                 None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                 None

Item 5.  OTHER INFORMATION
                 None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                 None

































                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     November 7, 2000                       By:   /s/ Dempsey K. Mork
                                                 ---------------------------
                                                       Dempsey K. Mork
                                                       President and Chief
                                                       Financial Officer