Form 10-K
period 2000-12-31
NORTHSTAR VENTURES INC
filed 2001-03-02
CIK 1122412

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                              Form 10-KSB




                         Northstar Ventures, Inc.
                           -----------------------
       (Name of Small Business Issuer as specified in its charter)



           NEVADA                 000-31379         91-2016816
           ------                 -------         ----------
(State or other jurisdiction of   SEC File        (I.R.S. incorporation or
        organization)             Number           Employer I.D. No.)


                             83-888 Ave. 51
                          Coachella, CA 92236
                      ---------------------------
               (Address of Principal Executive Office)

Issuer's Telephone Number, including Area Code:  (760) 398-9700

 Securities registered pursuant to Section 12(b) of the Exchange  Act:

                         None

 Securities registered pursuant to Section 12(g) of the Exchange  Act:

                 $0.001 par value common stock
                 -----------------------------
                        Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes X          No


State issuer's revenues for its most recent fiscal year: $-0-


The aggregate market value of the voting stock held by non affiliates of the registrant was not determinable because the common stock does not trade on any market.

The number of shares outstanding of the issuer's classes of common stock as of December 31, 2000:

Common Stock, $0.001 par value - 473,250 shares




PART I

Item 1.  Description of Business.
- ---------------------------------

Business Development.
- ---------------------

     Northstar Ventures, Inc. (the "Company") was organized under the laws of the State of Nevada on December 3, 1998. The Company was incorporated to engage in any lawful activity.

     The Company's articles authorized the company, to issue a total of 80,000,000 shares of common stock with $.001 par value, and 20,000,000 Preferred stock with $.001. Par value, see exhibit (EX1).






Item 2. Description of Property

The company's headquarters in Coachella CA is furnished by the Company's President.

Item 3 Legal Proceedings

None

Item 4. Submission of matters to a vote of security holders

None



Part II



Item 5.  Management's Discussion and Analysis or Plan of Operation.
- -------------------------------------------------------------------

Plan of Operation.
- ------------------

     The Company has not engaged in any material operations or had any revenues from operations during the past three fiscal years.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing.

Item 6 Results of Operations.
- ---------------------

     The Company has had no material operations since inception. Losses for the past three years (1998-2000) are $34,000.




Liquidity.
- ---------
     The Company had no liquidity during the fiscal years ended December 31, 1999 through 2000. Except as stated under the heading "Plan of Operation," above, the Company does not contemplate raising capital over the next twelve months by issuance of debt or equity securities. The Company has no loan agreements with any officer or director.

     Ordinarily any fees paid to management in connection with the reorganization are first used to pay liabilities. If there are no funds available, it is expected that management would contribute these amounts to capital to pay these liabilities in hopes of enhancing the value of their stock ownership.





Item 7.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------
          The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock and/or management as of the date hereof, to wit:



                           Number of Shares           Percentage
Name and Address           Beneficially Owned         of Class
-----------------          ------------------         --------

Dempsey K. Mork
Magellan Capital Corp.      225,000                   47.54%
83-888 Ave. 51
Coachella, CA 92236

Dempsey K. Mork
Magellan Litigation
Services                     76,500                   16.16%
83-888 Ave. 51
Coachella, CA 92236

Dempsey K. Mork              75,000                   15.84%
83-888 Ave. 51
Coachella, CA 92236

Robert J. Filiatreaux        28,500                    6.02%
77545 Chillon
La Quinta, CA 92253

Randall A. Baker             37,500                    7.92%
P.O. Box 1025
Morongo Valley, CA 92256

Norbert L. LeBoeuf           30,750                    6.49%
P.O. Box 3171
Palm Springs, CA 92262







Item 8. Security Ownership of Management.
- ---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date hereof, to wit:

                         Number of Shares
                         Beneficially Owned      Percentage of
Name and Address         as of 12/31/00          of Class
-----------------        ------------------      -------------

Dempsey K. Mork             376,500                   79.55%
83-888 Ave. 51
Coachella, CA 92236

Randall A. Baker             37,500                    7.92%
P.O. Box 1025
Morongo Valley, CA 92256

Norbert L. Le Boeuf          30,750                     6.49%
P.O. Box 3171
Palm Springs, CA 92262



     Totals:                444,500                    93.98%




     See the caption "Directors, Executive Officers, Promoters and Control Persons," below, Part I, Item 5, for information concerning the offices or other capacities in which the foregoing persons serve with the Company.



Changes in Control.
- -------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

PART III



Item 9.  Directors, Executive Officers, Promoters and Control Persons.
- -------- -------------------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These are the only persons whose activities are expected to be material to the Company prior to the completion of any merger or acquisition transaction. They will serve until the next annual meeting of the stockholders (held in November of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.
                                   Date of         Date of
                      Positions    Election or     Termination
Name                  Held         Designation     or Resignation
- ----                ----         -----------     --------------

Dempsey K. Mork    Director and       12/3/98
                   President

Randall A. Baker   Secretary          12/3/98



Business Experience.

Dempsey Mork is the majority shareholder, President, and Chairman of the Board of Northstar Ventures, Inc. since its formation. Mr. Mork is a officer and director in the following corporations. Magellan Capital Corporation, Apex
Capital Group, Inc. Animal Cloning Sciences, Inc.,   Knickerbocker Capital
Corporation, Asian Financial Inc.,   Orion U.S.A. Inc., Silver Bow Antique
Aviation, Southwest Holding and Development, Stonebridge Investment, Inc., and Woodstock Tree Farms, Inc., Mr. Mork assists companies in complying with securities regulations, and raising capital. Beginning in 1992 through 1996 Mr. Mork maintained offices in Geneva, Switzerland and for part of that time Hong Kong. During this period, Mr. Mork arranged financing for small US public companies from European and Asian financial institutions.

           Randall A. Baker. Mr. Baker is 57 years old. He attended the University of Minnesota. After a tour in the United States Navy and a navigation teaching stint in San Francisco, he began his investment career with the Pacific Coast Stock Exchange followed by employment with a number of major brokerage houses. He then was employed for twenty years as Executive Vice President with Wm. Mason & Company, an Investment Counseling firm in Los Angeles. Mr. Baker designed and implemented all data systems, was responsible for trading, personnel and was the client/broker liaison. Mr. Baker is currently employed as the Vice President for Magellan Capital Corporation.








Significant Employees.
- ----------------------

     The Company has no employees who are not executive officers.

Executive Compensation.
- --------------------------------
None

1) In December of 1998, 473,250 shares of "unregistered" shares of the Company's common stock, were issued to:

    225,000               Mgellan Capital Corp.
     76,500               Magellan Litigation
     75,000               Dempsey K. Mork
     28,500               Robert Filiatreaux
     37,500               Randall A. Baker
     30,750               Norbert L. Le Boeuf


     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.



Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
------------------------------------------------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.










                                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: 2/22/2001


By:   /s/ Dempsey K. Mork
      Dempsey K. Mork,
      President and Chief Financial Officer



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below bythe following persons on behalf of the Registrant and in the capacities indicated on February 22, 2001.

By:   /s/ Dempsey K. Mork
      Dempsey K. Mork
      President and Chief Financial Officer







                                    PART F/S
                       Index to Financial Statements
                  Report of Certified Public Accountants
Financial Statements





- --------------------
(I)  Audited Financial Statements      December 31, 2000.

     Independent Auditors' Report
     Balance Sheets                        Statements of Operations
     Statements of Stockholders' Equity       Statements of Cash Flows
     Notes to the Financial Statements




Index to Exhibits. - ---------------------------

 27         Financial Data Schedule**









                        Northstar Venturs, Inc.
                     (A Development Stage Company)
          Index to Financial Statements and Supplementary Data

                               Pages

Independent Auditors' Report
 .........................................................   F-2

Balance Sheets as of December 31,  2000 and 1999

 ........................................................    F-3

Statements of Operations for the Years or Periods Ended
 December 31, 2000, and 1999
 ..........................................................   F-4

Statements of Cash Flows for the Years or Periods Ended
 December 31, 2000, and 1999
 ...........................................................   F-5

Statements of Stockholders' Equity for the Periods
 through December 31, 2000
 ............................................................   F-6

Notes to Financial Statements
 ............................................................   F-7

Schedules:

All schedules are omitted as the required information is included in the financial statements or notes thereto, or is not present in sufficient amounts.
















David M. Winings, CPA
Palm Desert, CA  92211




To the Board of Directors
Northstar Ventures, Inc.
Coachella, California

I have audited the accompanying balance sheets of Northstar Ventures, Inc. (a Nevada Corporation) as of December 31, 2000 and the related statements of income and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northstar Ventures, Inc as of December 31, 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ David M. Winings
David M. Winnings
Palm Desert, California
February 22, 2001




-1-



NORTHSTAR VENTURES,  INC.
BALANCE SHEETS
December 31, 2000 and 1999




                                                 2000         1999
                                                ------        ------

ASSETS

CURRENT ASSETS
   Cash in Bank                                    -0-          -0-

PROPERTY AND EQUIPMENT                             -0-          -0-

OTHER ASSETS                                       -0-          -0-
                                               ------       ------
TOTAL ASSETS                                       -0-          -0-
                                               ======       ======


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
NOTES PAYABLE
RELATED PARTIES                               $30,000      $20,000
LONG TERM LIABILITIES                              -0-          -0-
                                               ------       ------
TOTAL LIABILITIES                             $30,000      $20,000

SHAREHOLDERS' EQUITY
COMMON STOCK                                    4,000        4,000

RETAINED EARNING                              (34,000)     (24,000)
                                               ------       ------
TOTAL SHAREHOLDERS'
EQUITY                                        (30,000)     (20,000)

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                            -0-          -0-
                                               ======       ======




The accompanying notes are an integral part of these financial statements.

-2-

NORTHSTAR VENTURES, INC.
STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Years Ended December 31, 1999 and  2000.


                                                   Dec 31      Dec 31
                                                   2000        1999
                                                 ------        ------



REVENUES                                             -0-         -0-

EXPENSES
  Consulting Fees                                    -0-         -0-
Administrative Support
(Related Parties) (Loss)                        $10,000     $10,000
                                                 ------      ------
INCOME BEFORE
INCOME TAXES                                    (10,000)    (10,000)

INCOME TAXES                                         -0-         -0-
                                                    ------   ------
NET INCOME (Loss)                               (10,000)    (10,000)


BEGINNING RETAINED
EARNINGS (Deficit)                              (14,000)    (24,000)

DIVIDENDS                                            -0-         -0-
                                                 ------      ------

ENDING RETAINED
EARNINGS (Deficit)                             (34,000)    (24,000)
                                                ======      ======








The accompanying notes are an integral part of these financial statements


-3-
NORTHSTAR VENTURES, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1999 and 2000




                                                   Dec 31      Dec 31
                                                   1999        2000
                                                 ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME   (Loss)                             (10,000)    (10,000)

ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES

  Increase in Current Liabilities/
  Notes Related Party
                                                 10,000      10,000

                                                 ------      ------
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                               -0-         -0-

CASH FLOWS FROM INVESTING ACTIVITIES                 -0-         -0-

CASH FLOWS FROM FINANCING ACTIVITIES
  ISSUE CAPITAL STOCK                                -0-         -0-

                                                 ------      ------
NET INCREASE (DECREASE) IN CASH                      -0-         -0-

CASH AT BEGINNING OF YEAR                            -0-         -0-

                                                 ------      ------
CASH AT END OF YEAR                                  -0-         -0-

                                                 ======      ======

SUPPLEMENTAL DISCLOSURES

INTEREST PAID
                                                     -0-         -0-

INCOME TAXES PAID                                    -0-         -0-

The accompanying notes are an integral part of these financial statements

-4-
NORTHSTAR VENTURES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Northstar Ventures, Inc. was organized under the laws of the State of Nevada on December 3, 1998. The Company was incorporated primarily to evaluate, negotiate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular industry within which the company will seek an acquisition or merger.

The Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers will be restriction free.

NOTE 2 STOCK TRANSACTIONS

The Articles of Incorporation authorize the Company to issue up to 100,000,00 (80,000,000 common stock and 20,000,000 preferred stock) shares of capital stock all with a par value of $0.001

On December 15, 1998 473,250 shares were issued to individuals in return for services rendered.


As of December 31, 1998 and 1999 and June 30, 2000, 473,250 shares of common stock were issued and outstanding.

No preferred Stock shares have been issued from the date of inception (December 3, 1998) through the period ending December 31, 2000.

NOTE 3 RELATED PARTY TRANSACTIONS

On December 15, 1998, 376,500 shares of common stock were issued to Related Parties and 96,750 shares of common stock was issued to associates in return for services rendered. These individuals include officers of the corporation.


NOTE 4 CONVERTIBLE NOTES PAYABLE $30,000 (12/31/2000).
The Company has issued a $10,000 negotiable note to its Board Chairman for each of the past three (1998 -2000) for services rendered. The notes are negotiable and convertible at a rate of $.05 per share at the option of the holder.






-5-