Form 10-Q
period 2001-03-31
NORTHSTAR VENTURES INC
filed 2001-05-18
CIK 1122412

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31,2001

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

                               Yes   X            No

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Common Stock, $.001 par value                 473,250
  ----------------------------------------------------------
  Title of Class Number of Shares outstanding at March 31,2001

  No Exhibits included.


  General

  The condensed consolidated financial statements of Northstar Ventures, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Northstar Ventures, Inc.'s management believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months ended March 31, 2001 should be read in conjunction with the financial statements and notes thereto included in this report and Northstar Ventures, Inc.'s 10-K for the period ending 12/31/2000.



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























                     NORTHSTAR VENTURES, INC.
                           BALANCE SHEET
                                   March 31   December 31,
                                   2001       2000
ASSETS:

Total Assets                   $      0    $      0
                              =========    ========



LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Convertible Promissory
  Note payable (Note4)           40,000      30,000
                                -------      ------
      Total Liabilities:       $ 40,000    $ 30,000

Stockholders' Equity:

Common Stock, 80,000,000 shares
 authorized, $ .001 par value,
 473,250 shares issued and
 outstanding                      4,000       4,000
Preferred stock, 20,000,000 shares
 authorized, $ .001 par value, no shares
 issued and outstanding               0           0
Additional Paid-In Capital            0           0
Accumulated Deficit             (44,000)    (34,000)

Total Stockholders' Deficit     (40,000)    (30,000)

      Total Liabilities and
       Stockholders' Deficit  $       0    $      0

                               ========    ========



















The accompanying notes are an integral part of these financial statements.




                         NORTHSTAR VENTURES, INC.
                         STATEMENTS OF OPERATIONS
                  For the 3 Months ended 3/31/2001 and 3/31/2000

                                     3 Months  3 Months
                                     3/31/2001 3/31/2000
Operating Expenses:

Total Operating Expense           $ 10,000   $     -0-

Net (Loss) Income from Operations $ 10,000         -0-



Weighted average number of
 shares outstanding                473,250         -0-

Net Loss per Share                $ (  .02)        -0-

































The accompanying notes are an integral part of these financial statements.

                         NORTHSTAR VENTURES, INC.
                         STATEMENTS OF CASH FLOWS
         For the 3 Months Ended March 31, 2001 and 2000

                                3 Months
                                2001    2000
Cash Flows From
 Operating Activities:       $     -  $    -
Net Profit (Loss)              (10,000)    -
 for Operations:
Increase in current liabilities
Notes Payable/related party        0       0
Net Cash Provide (Used) by
 Operating Activities              -       -

Increase (Decrease) in Cash
Cash and Cash Equivalents,
 Beginning of Period               -       -
Cash and Cash Equivalents,
 End of Period             $       -  $    -




































The accompanying notes are an integral part of these financial statements.

                         NORTHSTAR VENTURES, INC.
                     STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Years End December 31, 2000, 99 and 98
                                  and
                 For the Period Ending March 31, 2000



                                    Accumulated
            Shares    Common Stock  Pd in Cap   Deficit     Net Equity


Balance
12/31/98    473,250   $    4,000     $     0    $(14,000)   $ (10,000)

Balance
12/31/99    473,250   $    4,000     $     0    $(24,000)   $ (20,000)
Balance
12/31/00    473,250   $    4,000     $     0    $(34,000)   $ (30,000)

Balance
 3/31/01    473,250   $    4,000     $     0    $(44,000)   $ (40,000)


































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

As of December 31, 1998 and 1999 and September 30, 2000, 473,250 shares of common stock were issued and outstanding.

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


NOTE 4 - Convertible Promissory Note - $40,000
An accrual of $10,000 per year for administrative support has been made Beginning with 1998. Current year 2001 has been recorded as an expense of $10,000.






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


Date:     May 15, 2001                           By:   /s/ Dempsey K. Mork
                                                 ---------------------------
                                                       Dempsey K. Mork
                                                       Chief Executive
                                                       Officer/Director
























































































544: