Form 10QSB
period 2001-06-30
NORTHSTAR VENTURES INC
filed 2002-09-27
CIK 1122412

SECURITIES AND EXCHANGE COMMISSION

         WASHINGTON, D.C. 20549
                FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ]     TRANSITION  REPORT  PURSUANT TO SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934 for the transition period from
        ________________ to _______________

           Commission File Number 000-31379

               Northstar Ventures, Inc.
      (Exact Name of Small Business Issuer as
              specified in its Charter)

          Nevada                                      91-20556816
(State or other Jurisdiction of                     I.R.S. Employer
Incorporation or Organization                    Identification Number

83-888 Ave. 51, Coachella, CA                            92236
(Address of principal executive offices)               (Zip Code)

                (760) 398-9700
           (Issuer's telephone number)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes        No  X

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                         473,250
Title of Class                             Number of Shares Outstanding
                                                at June 30, 2001

No exhibits included.

Item 1. Financial Statements
              Northstar Ventures, Inc.
                   BALANCE SHEET

                                     June 30,            December 31,
                                       2001                 2000
                                     --------            ------------
              ASSETS
              ======

TOTAL ASSETS                       $    -0-              $    -0-
                                   ==========            ==========

LIABILITIES & SHAREHOLDERS' EQUITY
==================================
Current liabilities:
 Convertible Promissory            $   40,000            $   30,000
   Note Payable (note 4)
                                     --------              --------
TOTAL LIABILITIES                  $   40,000            $   30,000
                                     --------              --------
SHAREHOLDERS' EQUITY

 Preferred stock, $0.001 par value:
  20,000,000 shares authorized;
  no shares issued and outstanding $      -0-          $        -0-

 Common stock, $0.001 par value:
  80,000,000 shares authorized;
  issued & outstanding 473,250
  at 6/30/01 and 12/31/00
  (NOTES 2 &3)                          4,000                 4,000

 Retained earnings/(accum. deficit) (  44,000)           (   34,000)
                                     --------              --------
TOTAL SHAREHOLDERS' EQUITY(DEFICIT)$(  40,000)         $ (   30,000)
                                     --------              --------

TOTAL LIABILITIES & EQUITY         $      -0-          $        -0-
                                     ========              ========

The accompanying notes are an integral part of these financial statements

               Northstar Ventures, Inc.
               STATEMENT OF OPERATIONS
       For the Three and Six Months Ended June 30,
                     2001 and 2000

<CAPTION
                                  Three Months Ended      Six Months Ended
                                       June 30,                June 30,
                                   2001          2000      2001       2000
Revenues                      $     -0-      $     -0-   $     -0-  $    -0-

General and administrative
 expenses                           -0-            -0-      10,000    10,000
                               --------       --------    --------   -------
Income/(Loss) from Operations $     -0-      $     -0-   $( 10,000) $(10,000)


Other income/(expenses)             -0-            -0-         -0-       -0-
                               --------       --------    --------  --------
Gain (loss) from continuing
     operations               $     -0-      $     -0-   $( 10,000) $(10,000)

Gain (loss) from discontinued
     operations                     -0-            -0-         -0-       -0-
                               --------       --------    --------  --------
Net income (loss)             $     -0-       $    -0-   $( 10,000) $(10,000)
                               ========       ========    ========  ========
Per share information:
----------------------
Basic (loss) per common share
 Continuing operations          $ (0.00)       $ (0.00)    $ (0.02)  $ (0.02)
                                 ------         ------      ------    ------
 Discontinued operations        $ (0.00)       $ (0.00)    $ (0.00)  $ (0.00)
                                 ------         ------      ------    ------
Basic weighted average number
 common stock shs outstanding    473,250        473,250     473,250   473,250
                               =========      =========   ========= =========
Diluted (loss) per common share
 Continuing operations          $ (0.00)       $ (0.00)    $ (0.02)  $ (0.02)
                                 ------         ------      ------    ------
 Discontinued operations        $ (0.00)       $ (0.00)    $ (0.00)  $ (0.00)
                                 ------         ------      ------    ------
Diluted weighted average number
 common stock shs outstanding    473,250        473,250     473,250   473,250
                               =========      =========   ========= =========

The accompanying notes are an integral part of these financial statements

           Northstar Ventures, Inc.
           STATEMENT OF CASH FLOWS
      For Three & Six Month Periods Ended June 30,
                   2001 and 2000

                                         Three Months Ended   Six Months Ended
                                               June 30,          June 30,
                                          2001        2000     2001      2000
                                        -------------------  ------------------
Operating Activities:
 Net income (loss)                     $(    -0-)$(    -0-)$( 10,000)$( 10,000)
Cash provided (used) on changes in:
  current assets/decrease(increases) &
  current liabilities/(decr.)incr.

  Increase in Notes Payable (NOTE 4)         -0-       -0-    10,000    10,000
                                        --------  --------  --------  --------
Net cash provided (used) by
     Operating activities              $     -0- $     -0- $     -0- $     -0-

Cash provided (used) by
     Financing activities              $     -0- $     -0- $     -0- $     -0-


Cash provided (used) by
     Investing activities              $     -0- $     -0- $     -0- $     -0-
                                        --------  --------  --------  --------
Net increase in cash                   $     -0-)$     -0- $     -0- $     -0-

CASH, BEGINNING OF PERIOD                    -0-       -0-       -0-       -0-
                                        --------  --------  --------  --------
CASH, END OF PERIOD                    $     -0- $     -0- $     -0- $     -0-
                                        ========  ========  ========  ========

The accompanying notes are an integral part of these financial statements

           Northstar Ventures, Inc.
               FINANCIAL NOTES
       PERIOD ENDING THREE & SIX MONTHS
              JUNE 30, 2001
GENERAL.
The condensed consolidated financial statements of Northstar Ventures, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange
Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Northstar Ventures, Inc. believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months and six months periods ended June 30, 2001 should be read in conjunction with the financial statements and notes thereto included in this report and the prior three months period ended March 31, 2001 along with Northstar Ventures, Inc.'s Annual Report on Form
10-KSB for the fiscal year ended December 31, 2000.

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not necessarily indicative of trends or of results to be expected for a full year.

The Company has not commenced operations and has no working capital.

NOTE 1-ORGANIZATION

Northstar Ventures, Inc. was organized under the laws of the State of Nevada on December 3, 1998.
The Company was incorporated primarily to evaluate negotiate, structure and complete a merger with, or an acquistion of, prospects consisting of private companies, partnerships, or sole proprietorships. Northstar maly seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.
The Company is not limited to any operation or geographic area in seeking out opportunities.
Management has not identified any particular industry within which the Company will seek an acquisition or merger.

Northstar will continue to seek the acquisition of assets, property, or business that may benefit the Company and its stockholders. Management anticipates that any such acquisition would require an issuance of common stock shares as the sole consideration for the acquisition. The
Company does not intend to restrict its research to any particular business or industry, and, the areas in which it will seek out acquisitions, mergers, or reorganizations, will be restriction free.

NOTE 2-SUMMARY OF SIGNIGICANT ACCOUNTING POLICIES

The Articles of Incorporation authorize Northstar
Ventures, Inc. to issue up to 80,000,000 shares of Common Stock and 20,000,000 of Preferred Stock, with a par value of $.001 per share.

On December 15, 1998, 473,250 shares of Common
Stock were issued to individuals in return for services rendered.

As of December 31, 1998, 1999, 2000 and June 30,
2001, 473,250 shares of Common Stock were issued and outstanding.

No Preferred Stock shares have been issued from the date of inception (December 3, 1998) through the period ending June 30,2001.

NOTE 3-RELATED PARTY TRANSACTIONS

On December 15, 1998, 376,500 shares of Common
Stock were issued to related parties, and, 96,750 shares of Common Stock were issued to associates in return for services rendered. These individuals include officers of Northstar.

NOTE 4-CONVERTIBLE PROMISSORY NOTE PAYABLE $40,000

An accrual of $10,000 for administrative support for the years 1998 through June 30, 2001.

NOTE 5-GOING CONCERN AND INCIDENTAL COSTS

The Company has had no business activities.

Incidental costs to maintain legal registrations of the Company in the State of Nevada and with the Security and Exchange Commission have been paid or assumed by the current officers/directors.
This will continue for the foreseeable future.

Item 2. MANAGEMENTS DISSCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The Company has not commenced operations and has no working capital.

Capital and Source of Liquidity.
Northstar does not expect to purchase any plant or significant equipment.

Other than incidental costs mentioned previously in Financial Note 5 that pertain to maintaining the Company's legal registration, there are no major cash requirements.

For the six months periods ended June 30, 2001 and June 30, 2000, Northstar did not pursue any financing activities.

For the six months periods ended June 30, 2001 and June 30, 2000, Northstar did not pursue any investing activities.

Results of Operations.  For the six months ended
June 30, 2001 and 2000, Northstar has not received any revenues from operations.

General and administrative expenses for the six months ended June 30, 2001 were $10,000, resulting in a loss from operations of $(10,000). These expenses consisted solely in the accrual of $10,000 for support services.

General and administrative expenses for the six months ended June 30, 2000 were $10,000, resulting in a loss from operations of $(10,000). These expenses consisted solely in the accrual of $10,000 for support services.

                     SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 19, 2002

By: /s/ Dempsey K. Mork
        -----------------
        Dempsey K. Mork
        President and Chief
        Executive Officer