Form 10QSB
period 2001-09-30
NORTHSTAR VENTURES INC
filed 2002-10-23
CIK 1122412

SECURITIES AND EXCHANGE COMMISSION

         WASHINGTON, D.C. 20549
                FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ]     TRANSITION  REPORT  PURSUANT TO SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934 for the transition period from
        ________________ to _______________

           Commission File Number 000-31379

               Northstar Ventures, Inc.
      (Exact Name of Small Business Issuer as
              specified in its Charter)

          Nevada                                      91-2016816
(State or other Jurisdiction of                     I.R.S. Employer
Incorporation or Organization                    Identification Number

83-888 Ave. 51, Coachella, CA                            92236
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

Yes        No  X

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                         473,250
Title of Class                             Number of Shares Outstanding
                                              at September 30, 2001

No exhibits included.

Item 1. Financial Statements
              Northstar Ventures, Inc.
                   BALANCE SHEET

                                     Sept. 30,           December 31,
                                       2001                 2000
                                     ---------           ------------
              ASSETS
              ======
                                    ---------             ---------
TOTAL ASSETS                       $    -0-              $    -0-
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
  issued & outstanding 473,250
  at 9/30/01 and 12/31/00
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
                                     ========              ========

The accompanying notes are an integral part of these financial statements

               Northstar Ventures, Inc.
               STATEMENT OF OPERATIONS
 For the Three and Nine Months Ended September 30,
                     2001 and 2000

<CAPTION
                                   Three Months Ended     Nine Months Ended
                                       Sept. 30,              Sept. 30,
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
                               =========      =========   ========= =========

The accompanying notes are an integral part of these financial statements

             Northstar Ventures, Inc.
             STATEMENT OF CASH FLOWS
For Three & Nine Month Periods Ended September 30,
                  2001 and 2000

                                         Three Months Ended  Nine Months Ended
                                              Sept.30,            Sept. 30,
                                          2001        2000     2001      2000
                                        -------------------  ------------------
Operating Activities:
 Net income (loss)                     $(    -0-)$(    -0-)$( 10,000)$( 10,000)

Cash provided (used) on changes in:
  current assets/decrease(increases) &
  current liabilities/(decr.)incr.

  Increase in Notes Payable (NOTE 4)         -0-       -0-    10,000    10,000
                                        --------  --------  --------  --------
Net cash provided (used) by
     Operating activities              $     -0- $     -0- $     -0- $     -0-

Cash provided (used) by
     Financing activities              $     -0- $     -0- $     -0- $     -0-

Cash provided (used) by
     Investing activities              $     -0- $     -0- $     -0- $     -0-
                                        --------  --------  --------  --------
Net increase in cash                   $     -0- $     -0- $     -0- $     -0-

CASH, BEGINNING OF PERIOD                    -0-       -0-       -0-       -0-
                                        --------  --------  --------  --------
CASH, END OF PERIOD                    $     -0- $     -0- $     -0- $     -0-
                                        ========  ========  ========  ========

The accompanying notes are an integral part of these financial statements

           Northstar Ventures, Inc.
               FINANCIAL NOTES
       PERIOD ENDING THREE & NINE MONTHS
               Sept. 30, 2001
GENERAL.
The condensed consolidated financial statements of Northstar Ventures, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange
Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Northstar Ventures, Inc. believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months and nine months periods ended September 30, 2001 should be read in conjunction with the financial statements and notes thereto included in this report and the prior three and six months periods ended March 31, and June 30, 2001 along with Northstar Ventures, Inc.'s Annual
Report on Form 10-KSB for the fiscal year ended
December 31, 2000.

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not necessarily indicative of trends or of results to be expected for a full year.

The Company has not commenced operations and has no working capital.

NOTE 1-ORGANIZATION

Northstar Ventures, Inc. was organized under the laws of the State of Nevada on December 3, 1998.
The Company was incorporated primarily to evaluate negotiate, structure and complete a merger with, or an acquisition of, prospects consisting of private companies, partnerships, or sole proprietorships. Northstar maly seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.
The Company is not limited to any operation or geographic area in seeking out opportunities.
Management has not identified any particular industry within which the Company will seek an acquisition or merger.

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

As of December 31, 1998, 1999, 2000 and September 30,
2001, 473,250 shares of Common Stock were issued and outstanding.

No Preferred Stock shares have been issued from the date of inception (December 3, 1998) through the period ending September 30,2001.

NOTE 3-RELATED PARTY TRANSACTIONS

On December 15, 1998, 376,500 shares of Common
Stock were issued to related parties, and, 96,750 shares of Common Stock were issued to associates in return for services rendered. These individuals include officers of Northstar.

NOTE 4-CONVERTIBLE PROMISSORY NOTE PAYABLE $40,000

An accrual of $10,000 for administrative support for the years 1998 through September 30, 2001.

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

For the nine months periods ended September 30, 2001 and September 30, 2000, Northstar did not pursue any financing activities.

For the nine months periods ended September 30, 2001 and September 30, 2000, Northstar did not pursue any investing activities.

Results of Operations.  For the nine months ended
September 30, 2001 and 2000, Northstar has not received any revenues from operations.

General and administrative expenses for the nine months ended September 30, 2001 were $10,000, resulting in a loss from operations of $(10,000).
These expenses consisted solely in the accrual of $10,000 for support services.

General and administrative expenses for the nine months ended September 30, 2000 were $10,000, resulting in a loss from operations of $(10,000).
These expenses consisted solely in the accrual of $10,000 for support services.
                     SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 22, 2002

By: /s/ Dempsey K. Mork
        -----------------
        Dempsey K. Mork
        President and Chief
        Executive Officer