Form 10KSB
period 2001-12-31
NORTHSTAR VENTURES INC
filed 2002-10-23
CIK 1122412

U.S. SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549
                Form 10-KSB

          Northstar Ventures, Inc.
          -----------------------
 (Name of Small Business Issuer as specified in its charter)



   NEVADA              000-31379       91-2016816
   ------              ---------       ----------
(State or other jurisdiction    SEC File           (I.R.S.
  of organization)               Number      Employer I.D. No.)


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

The number of shares outstanding of the issuer's classes of common stock as of December 31, 2001:

Common Stock, $0.001 par value - 473,250 shares

                 PART I

Item 1.  Description of Business

Business Development

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

Item 3 Legal Proceedings

     None.

Item 4. Submission of matters to a vote of security holders

     None.

Part II

Item 5.  Management's Discussion and Analysis or
Plan of Operation

Plan of Operation

     The Company has not engaged in any material operations or had any revenues from operations during the past four fiscal years (1998-2001).

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing, as regards to legal registration in the State of Nevada and with the Securities and Exchange
Commission. These incidental costs will continue to be paid or assumed by the current officers and directors.


Item 6.  Results of Operations

     The Company has had no material operations since inception. (Losses) for the past four years
(1998-2001) are $(40,000).

Liquidity

     The Company had no liquidity during the
fiscal years ended December 31, 1998 through 2001.
Except as stated under the heading "Plan of Operation" above, the Company does not contemplate raising capital over the next 12 months by issuing debt or equity securities. The Company has no loan agreements with any officer or director.

     Ordinarily any fees paid to management in connection with the reorganization are first used to pay liabilities. If there are no funds available, it is expected that management would contribute these amounts to capital to pay these liabilities in hopes of enhancing the value of their stock ownership.

Item 7. Security Ownership of Certain Beneficial
Owners and Management

     The following table sets forth the
shareholdings of those persons who own more than five percent of the Company's common stock and/or management as of the date hereof, to wit:

                           Number of Shares        Percentage
Name and Address           Beneficially Owned       of Class
-----------------          ------------------       -------
Dempsey K. Mork
Magellan Capital Corp.      225,000                   47.54%
83-888 Ave. 51
Coachella, CA 92236

Dempsey K. Mork
Magellan Litigation
Services                     76,500                   16.17%
83-888 Ave. 51
Coachella, CA 92236

Dempsey K. Mork              75,000                   15.85%
83-888 Ave. 51
Coachella, CA 92236         -------                  ------
     SUB TOTAL              376,500                   79.56%

Robert J. Filiatreaux        28,500                    6.02%
77545 Chillon
La Quinta, CA 92253

Randall A. Baker             37,500                    7.92%
P.O. Box 1025
Morongo Valley, CA 92256

Norbert L. LeBoeuf           30,750                    6.50%
P.O. Box 3171
Palm Springs, CA 92262
                            -------                  ------
     GRAND TOTAL            473,250                  100.00%
                            =======                  ======

Item 8. Security Ownership of Management

     The following table sets forth the
shareholdings of the Company's
directors and executive officers as of the date hereof, to wit:

                          Number of Shares
                         Beneficially Owned       Percentage
Name and Address           as of 12/31/01          of Class
-----------------        ------------------      -------------
Dempsey K. Mork             376,500                   79.56%
83-888 Ave. 51
Coachella, CA 92236


Randall A. Baker             37,500                    7.92%
P.O. Box 1025
Morongo Valley, CA 92256

Norbert L. Le Boeuf          30,750                    6.50%
P.O. Box 3171
Palm Springs, CA 92262
                            -------                   ------
     Totals:                444,750                   93.98%
                            =======                   ======

     See the caption "Directors, Executive
Officers, Promoters and Control Persons," below,
Part III, Item 9, for information concerning the offices or other capacities in which the above named persons serve with the Company.

Changes in Control.

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

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

                                     Date of
                     Positions     Election or
Name                   Held        Designation
----------------   ------------    -----------
Dempsey K. Mork    Director and      12/3/1998
                   President/Chief
                   Financial Officer

Randall A. Baker   Secretary         12/3/1998

Business Experience

     Dempsey Mork is the majority shareholder, President, and Chairman of the Board of Northstar
Ventures, Inc. since its formation. Mr. Mork is an officer and director in the following corporations. Magellan Capital Corporation, Apex
Capital Group, Inc. Animal Cloning Sciences, Inc.,
Knickerbocker Capital Corporation, Asian Financial
Inc., Orion U.S.A. Inc., Silver Bow Antique
Aviation, Southwest Holding and Development,
Stonebridge Investment, Inc., and Woodstock Tree
Farms, Inc. Mr. Mork assists companies in complying with securities regulations, and raising capital. Beginning in 1992 through 1996, Mr. Mork maintained offices in Geneva, Switzerland and for part of that time Hong Kong. During this period, Mr. Mork arranged financing for small US public companies from European and Asian financial institutions.

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

Significant Employees

     The Company has no employees who are not executive officers.

Executive Compensation

     None

     1) In December of 1998, 473,250 shares of
"unregistered" shares of the Company's common stock, were issued to:

        225,000             Magellan Capital Corp.
         76,500             Magellan Litigation
         75,000             Dempsey K. Mork
         28,500             Robert Filiatreaux
         37,500             Randall A. Baker
         30,750             Norbert L. Le Boeuf
        -------
        473,250   TOTAL
        =======

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

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


Date: 9/23/2002


By:   /s/ Dempsey K. Mork
      Dempsey K. Mork,
      President and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below bythe following persons on behalf of the Registrant and in the capacities indicated on September 9, 2002.



By:   /s/ Dempsey K. Mork
      Dempsey K. Mork
      President and Chief Financial Officer

                  PART F/S
        Index to Financial Statements
      Report of Certified Public Accountants

Financial Statements

(I)  Audited Financial Statements
       December 31, 2001

     Independent Auditors' Report

     Balance Sheets
     Statements of Operations
     Statements of Stockholders' Equity
     Statements of Cash Flows
     Notes to the Financial Statements

             Index to Exhibits
             -----------------

            Northstar Ventures, Inc.
        (A Development Stage Company)
       Index to Financial Statements and
                Supplementary Data

Independent Auditors' Report
 ........................................................     F-2

Balance Sheets as of December 31, 2001 and 2000

 ........................................................     F-3

Statements of Operations for the Years or Periods Ended
 December 31, 2001, and 2000
 ........................................................     F-4

Statements of Cash Flows for the Years or Periods Ended
 December 31, 2001, and 2000
 ........................................................     F-5

Statements of Stockholders' Equity for the Periods
 through December 31, 2001
 ........................................................     F-6

Notes to Financial Statements
 ........................................................     F-7/8

Schedules:

All schedules are omitted as the required information is included in the financial statements or notes thereto, or is not present in sufficient amounts.
                                   F-1

David M. Winings, CPA
Palm Desert, CA  92211

To the Board of Directors
Northstar Ventures, Inc.
Coachella, California

I have audited the accompanying Balance Sheets of Northstar Ventures, Inc. (a Nevada Corporation) as of December 31, 2001 and the related Statements of Income and Retained Earnings, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northstar Ventures, Inc as of December 31, 2001 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ David M. Winings
David M. Winnings
Palm Desert, California
September 24, 2002

NORTHSTAR VENTURES, INC.
BALANCE SHEETS
December 31, 2001 and 2000

                                                  2001          2000
                                                 ------        ------
                   ASSETS

CURRENT ASSETS
   Cash in Bank                                $    -0-      $    -0-

PROPERTY AND EQUIPMENT                              -0-           -0-

OTHER ASSETS                                        -0-           -0-
                                                 ------        ------
     TOTAL ASSETS                              $    -0-      $    -0-
                                                 ======        ======
     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
 NOTES PAYABLE-RELATED PARTIES                 $ 40,000      $ 30,000
  (NOTE 4)

LONG TERM LIABILITIES                               -0-           -0-
                                                 ------        ------
TOTAL LIABILITIES                              $ 40,000      $ 30,000
                                                 ------        ------
SHAREHOLDERS' EQUITY
 COMMON STOCK:
   80,000,000 SHARES AUTHORIZED,
   $0.001 PAR VALUE; 473,250 SHARES ISSUED
   AND OUTSTANDING (NOTES 2 & 3)               $  4,000      $  4,000

 PREFERRED STOCK:
   20,000,000 SHARES AUTHORIZED,
   $0.001 PAR VALUE; NO SHARES ISSUED AND
   OUTSTANDING                                      -0-           -0-

RETAINED EARNINGS/(LOSS)                        (44,000)      (34,000)
                                                 ------        ------
TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)           $(40,000)     $(30,000)
                                                 ------        ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $    -0-      $    -0-
                                                 ======        ======


The accompanying notes are an integral part of these financial statements.

NORTHSTAR VENTURES, INC.
STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Years Ended December 31, 2001 and 2000.

Dec 31      Dec 31
                                                  2001        2000
                                                 ------      ------
REVENUES                                       $    -0-    $    -0-

EXPENSES
  Consulting Fees                                   -0-         -0-

  Administrative Support/Related Parties
    (NOTE 4)                                   $ 10,000    $ 10,000
                                                 ------      ------
INCOME/(LOSS) BEFORE INCOME TAXES              $(10,000)   $(10,000)

INCOME TAXES                                        -0-         -0-
                                                 ------      ------
NET INCOME (L0SS)                              $(10,000)   $(10,000)

BEGINNING RETAINED EARNINGS/(DEFICIT)           (34,000)    (24,000)

DIVIDENDS                                           -0-         -0-
                                                 ------      ------
ENDING RETAINED EARNINGS/(DEFICIT)             $(44,000)   $(34,000)
                                                 ======      ======

The accompanying notes are an integral part of these financial statements.

NORTHSTAR VENTURES, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001 and 2000

                                                Dec 31      Dec 31
                                                  2001        2000
                                                 ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME/(LOSS)                              $(10,000)   $(10,000)

ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES

  Increase in Current Liabilities/
  Notes Related Party                            10,000      10,000

                                                 ------      ------
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                         $    -0-    $    -0-

CASH FLOWS FROM INVESTING ACTIVITIES                -0-         -0-

CASH FLOWS FROM FINANCING ACTIVITIES
  ISSUE CAPITAL STOCK                               -0-         -0-

                                                 ------      ------
NET INCREASE (DECREASE) IN CASH                $    -0-    $    -0-

CASH AT BEGINNING OF YEAR                           -0-         -0-

                                                 ------      ------
CASH AT END OF YEAR                            $    -0-    $    -0-

                                                 ======      ======

SUPPLEMENTAL DISCLOSURES

  INTEREST PAID                                $    -0-    $    -0-

  INCOME TAXES PAID                            $    -0-    $    -0-

The accompanying notes are an integral part of these financial statements.

NORTHSTAR VENTURES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 1998 Through 2001

                                                           ACCUMULATED
                                                 EARNINGS/  NET EQUITY/
               SHARES   COMMON STOCK  PD IN CAP  (DEFICIT)   (DEFICIT)
BALANCE
 12/31/1998   483,250*  $   4,000     $   -0-   $( 14,000)  $( 10,000)
 (NOTE 2)

BALANCE
 12/31/1999   483,250       4,000         -0-    ( 24,000)   ( 20,000)

BALANCE
 12/31/2000   483,250       4,000         -0-    ( 34,000)   ( 30,000)

BALANCE
 12/31/2001   483,250       4,000         -0-    ( 44,000)   ( 40,000)

The accompanying notes are an integral part of these financial statements.

NORTHSTAR VENTURES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

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

NOTE 2 STOCK TRANSACTIONS

The Articles of Incorporation authorize the Company to issue up to 100,000,00 (80,000,000 common stock and 20,000,000 preferred stock) shares of capital stock all with a par value of $0.001.

On December 15, 1998, 473,250 shares were issued to individuals in return for services rendered.

As of December 31, 1998, 1999, 2000 and 2001,
473,250 shares of common
stock were issued and outstanding.

No preferred Stock shares have been issued from the date of inception (December 3, 1998) through the period ending December 31, 2001.

NOTE 3 RELATED PARTY TRANSACTIONS

On December 15, 1998, 376,500 shares of common stock were issued to Related Parties and 96,750 shares of common stock was issued to associates in return for services rendered. These individuals include officers of the Company.

NOTE 4 CONVERTIBLE NOTES PAYABLE - $40,000
(12/31/2001)

The Company has issued a $10,000 negotiable note to its Board Chairman for each of the past four years (1998 -2001) for services rendered. The notes are negotiable and convertible at a rate of $.05 per share at the option of the holder.

NOTE 5 GOING CONCERN AND INCIDENTAL COSTS

The Company has had no business activities.

Incidental costs to maintain the legal
registration of the Company in the State of Nevada and with the Securities Exchange Commission have been paid or assumed by the current officers and directors.