Form 10QSB
period 2002-03-31
NORTHSTAR VENTURES INC
filed 2002-10-23
CIK 1122412

SECURITIES AND EXCHANGE COMMISSION

         WASHINGTON, D.C. 20549
                FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes        No  X

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                         473,250
Title of Class                             Number of Shares Outstanding
                                                at March 31, 2002

No exhibits included.

Item 1. Financial Statements
              Northstar Ventures, Inc.
                   BALANCE SHEET

                                    March 31             December 31,
                                       2002                 2001
                                     --------            ------------
              ASSETS
              ======
                                    ---------             ---------
TOTAL ASSETS                       $    -0-              $    -0-
                                   ==========            ==========

LIABILITIES & SHAREHOLDERS' EQUITY
==================================
Current liabilities:
 Convertible Promissory            $   50,000            $   40,000
   Note Payable (note 4)
                                     --------              --------
TOTAL LIABILITIES                  $   50,000            $   40,000
                                     --------              --------
SHAREHOLDERS' EQUITY

 Preferred stock, $0.001 par value:
  20,000,000 shares authorized;
  no shares issued and outstanding $      -0-          $        -0-

 Common stock, $0.001 par value:
  80,000,000 shares authorized;
  issued & outstanding 473,250
  at 3/31/02 and 12/31/01
  (NOTES 2 &3)                          4,000                 4,000

 Retained earnings/(accum. deficit) (  54,000)           (   44,000)
                                     --------              --------
TOTAL SHAREHOLDERS' EQUITY(DEFICIT)$(  50,000)         $ (   40,000)
                                     --------              --------

TOTAL LIABILITIES & EQUITY         $      -0-          $        -0-
                                     ========              ========

The accompanying notes are an integral part of these financial statements

               Northstar Ventures, Inc.
               STATEMENT OF OPERATIONS
   For Three Month & Year to Date Period March 31,
                    2002 and 2001

<CAPTION
                                  Three Months Ended      Year to Date Ended
                                      March 31,               March 31,
                                   2002          2001        2002      2001
Revenues                      $     -0-      $     -0-   $     -0-  $    -0-

General and administrative
 expenses                        10,000         10,000      10,000    10,000
                               --------       --------    --------   -------
Income/(Loss) from Operations $( 10,000)     $( 10,000)  $( 10,000) $(10,000)


Other income/(expenses)             -0-            -0-         -0-       -0-
                               --------       --------    --------  --------
Gain (loss) from continuing
     operations               $( 10,000)     $( 10,000)  $( 10,000) $(10,000)

Gain (loss) from discontinued
     operations                     -0-            -0-         -0-       -0-
                               --------       --------    --------  --------
Net income (loss)             $( 10,000)     $( 10,000)  $( 10,000) $(10,000)
                               ========       ========    ========  ========
Per share information:
----------------------
Basic (loss) per common share
 Continuing operations          $ (0.02)       $ (0.02)    $ (0.02)  $ (0.02)
                                 ------         ------      ------    ------
 Discontinued operations        $ (0.00)       $ (0.00)    $ (0.00)  $ (0.00)
                                 ------         ------      ------    ------
Basic weighted average number
 common stock shs outstanding    473,250        473,250     473,250   473,250
                               =========      =========   ========= =========
Diluted (loss) per common share
 Continuing operations          $ (0.02)       $ (0.02)    $ (0.02)  $ (0.02)
                                 ------         ------      ------    ------
 Discontinued operations        $ (0.00)       $ (0.00)    $ (0.00)  $ (0.00)
                                 ------         ------      ------    ------
Diluted weighted average number
 common stock shs outstanding    473,250        473,250     473,250   473,250
                               =========      =========   ========= =========

The accompanying notes are an integral part of these financial statements

            Northstar Ventures, Inc.
            STATEMENT OF CASH FLOWS
For Three Month & Year to Date Period March 31,
                 2002 and 2001

                                         Three Months Ended  Year to Date Ended
                                              March 31,         March 31,
                                          2002        2001     2002      2001
                                        -------------------  ------------------
Operating Activities:
 Net income (loss)                     $( 10,000)$( 10,000)$( 10,000)$( 10,000)
Cash provided (used) on changes in:
  current assets/decrease(increases) &
  current liabilities/(decr.)incr.

  Increase in Notes Payable (NOTE 4)      10,000    10,000    10,000    10,000
                                        --------  --------  --------  --------
Net cash provided (used) by
     Operating activities              $     -0- $     -0- $     -0- $     -0-

Cash provided (used) by
     Financing activities              $     -0- $     -0- $     -0- $     -0-


Cash provided (used) by
     Investing activities              $     -0- $     -0- $     -0- $     -0-
                                        --------  --------  --------  --------
Net increase in cash                   $     -0-)$     -0- $     -0- $     -0-

CASH, BEGINNING OF PERIOD                    -0-       -0-       -0-       -0-
                                        --------  --------  --------  --------
CASH, END OF PERIOD                    $     -0- $     -0- $     -0- $     -0-
                                        ========  ========  ========  ========

The accompanying notes are an integral part of these financial statements

           Northstar Ventures, Inc.
               FINANCIAL NOTES
          PERIOD ENDING THREE MONTHS
               March 31, 2002
GENERAL.
The condensed consolidated financial statements of Northstar Ventures, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange
Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Northstar Ventures, Inc. believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three month period ended March
31, 2002 should be read in conjunction with the financial statements and notes thereto included in this report and the Northstar Ventures, Inc.'s
Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

As of December 31, 1998, 1999, 2000, 2001 and March 31,
2002, 473,250 shares of Common Stock were issued and outstanding.

No Preferred Stock shares have been issued from the date of inception (December 3, 1998) through the period ending March 31, 2002.

NOTE 3-RELATED PARTY TRANSACTIONS

On December 15, 1998, 376,500 shares of Common
Stock were issued to related parties, and, 96,750 shares of Common Stock were issued to associates in return for services rendered. These individuals include officers of Northstar.

NOTE 4-CONVERTIBLE PROMISSORY NOTE PAYABLE $50,000

An accrual of $10,000 for administrative support for the years 1998 through March 31, 2002.

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

For the three month periods ended March 31, 2002 and 2001, Northstar did not pursue any financing activities.

For the three month periods ended March 31, 2002 and March 31, 2001, Northstar did not pursue any investing activities.

Results of Operations.  For the three months ended
March 31, 2002 and 2001, Northstar has not received any revenues from operations.

General and administrative expenses for the three months ended March 31, 2002 were $10,000, resulting in a loss from operations of $(10,000). These expenses consisted solely in the accrual of $10,000 for support services.

General and administrative expenses for the three months ended March 31, 2001 were $10,000, resulting in a loss from operations of $(10,000). These expenses consisted solely in the accrual of $10,000 for support services.

                     SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 25, 2002

By: /s/ Dempsey K. Mork
        -----------------
        Dempsey K. Mork
        President and Chief
        Executive Officer