Form 10QSB
period 2002-09-30
NORTHSTAR VENTURES INC
filed 2002-11-15
CIK 1122412

SECURITIES AND EXCHANGE COMMISSION

         WASHINGTON, D.C. 20549
                FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                         473,250
Title of Class                             Number of Shares Outstanding
                                                at September 30, 2002

No exhibits included.

Item 1. Financial Statements
              Northstar Ventures, Inc.
                   BALANCE SHEET

                                   September 30,         December 31,
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
  issued & outstanding 473,250
  at 9/30/02 and 12/31/01
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
                                     ========              ========

The accompanying notes are an integral part of these financial statements

               Northstar Ventures, Inc.
               STATEMENT OF OPERATIONS
 For the Three and Nine Months Ended September 30,
                     2002 and 2001

<CAPTION
                                  Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
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
                               =========      =========   ========= =========

The accompanying notes are an integral part of these financial statements

           Northstar Ventures, Inc.
           STATEMENT OF CASH FLOWS
For Three & Nine Month Periods Ended September 30,
                   2002 and 2001

                                         Three Months Ended  Nine Months Ended
                                            September 30,       September 30,
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
                                        ========  ========  ========  ========

The accompanying notes are an integral part of these financial statements

           Northstar Ventures, Inc.
               FINANCIAL NOTES
          PERIOD ENDING NINE MONTHS
             SEPTEMBER 30, 2002
GENERAL.

The condensed consolidated financial statements of Northstar Ventures, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange
Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Northstar Ventures, Inc. believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months and nine months periods ended September 30, 2002 should be read in conjunction with the financial statements and notes thereto included in this report and the prior three months period ended March 31 and June 30, 2002 along with Northstar Ventures, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December
31, 2001.

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

As of December 31, 1998, 1999, 2000, 2001 and
September 30, 2002, 473,250 shares of Common Stock were issued and outstanding.

No Preferred Stock shares have been issued from the date of inception (December 3, 1998) through the period ending September 30, 2002.

NOTE 3-RELATED PARTY TRANSACTIONS

On December 15, 1998, 376,500 shares of Common
Stock were issued to related parties, and, 96,750 shares of Common Stock were issued to associates in return for services rendered. These individuals include officers of Northstar.

NOTE 4-CONVERTIBLE PROMISSORY NOTE PAYABLE $50,000

An accrual of $10,000 for administrative support for the years 1998 through September 30, 2002.

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

For the nine month periods ended September 30, 2002 and September 30, 2001, Northstar did not pursue any financing activities.

For the nine month periods ended September 30, 2002 and September 30, 2001, Northstar did not pursue any investing activities.

Results of Operations.  For the nine months ended
September 30, 2002 and 2001, Northstar has not received any revenues from operations.

General and administrative expenses for the nine months ended September 30, 2002 were $10,000, resulting in a loss from operations of $(10,000).
These expenses consisted solely in the accrual of $10,000 for support services.

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

Date:  October 29, 2002

By: /s/ Dempsey K. Mork
        -----------------
        Dempsey K. Mork
        President and Chief
        Executive Officer