Form 10KSB
period 2002-12-31
NORTHSTAR VENTURES INC
filed 2003-06-16
CIK 1122412

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549
                                    FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the period ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from __________________ to ____________________.

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

                                                   Yes X    No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                                 473,250
Title of Class                            Number of Shares Outstanding
                                                at December 31, 2002
No exhibits included.

                        PART I
Item 1.  Description of Business.

Business Development.

Northstar Ventures, Inc. the "Company") was organized under the laws
Of the State of Nevada on December 3, 1998, under the name of "Northstar Ventures, Inc.". The Company was incorporated primarily to evaluate, negotiate, structure and complete a merger with, or an acquisition of, prospects consisting of private companies, partnerships, or sole proprietorships. Northstar may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular industry within which the Company will seek an acquisition or merger.

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

The Company's articles initially authorized the Company to issue
80,000,000 shares of Common Stock and 20,000,000 of Preferred Stock, both at a par value of $0.001 per share.

Common Stock.

On December 31, 1998, 473,250 shares of Common Stock were issued to individuals for services rendered.

AS of December 31, 2003 and 2002, 473,250 shares of Common Stock were issued and outstanding.

Preferred Stock.

As of December 31, 2003 and 2002, there were no shares issued and outstanding.

Item 2.  Description of Property.

The Company currently has no assets or property. The Company's headquarters are furnished by Mr. Dempsey Mork, President/CEO.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of matters to a vote of Security holders.

None.

                            PART II

Item 5.  Management Discussion and Analysis or Plan of Operation.

No significant business activity was conducted by the Company during the fiscal year 2003. As a result, no income was realized by the Company in 2003 and there was no cash in the bank at the end of the year.

The primary activity of the Company will involve seeking merger or acquisition candidates with whom it can either merge or acquire. The Company has not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. We will encounter various risks in implementing and executing our business strategy. We can provide no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business.

The Company does not intend to make any loans to any prospective merger or acquisition candidate, or to any unaffiliated third parties.

The officers and directors of the Company are currently involved in other activities and will devote only a portion of their time to the specific business affairs of the Company until such time as a merger or acquisition candidate has been determined. At such a time, they expect to spend the necessary time and effort to investigate and finalize any merger or acquisition.

The Company intends to structure a merger or acquisition in such manner as to minimize federal and state tax consequences to the Company and the target company.

Plan of Operations.
During the year 2002, there were no revenues or income received. The only expense was the final (fifth year) accrual of the Management
Support Services of $10,000, which resulted in a Net Operating (Loss) of ($10,000) for the year ending December 31, 2002.

During the year 2001, there were no revenues or income received.
Expenses for the year were $10,000 (Management Support Service Accrual) resulting in a Net Operating (Loss) of ($10,000)for the year 2001.

For the years ended December 31, 2002 and 2001, there were no advances or loans from officers/directors.

The Company does not expect to purchase any significant equipment for the foreseeable future.

Northstar does not expect any significant changes in the number of employees in the next twelve months.

The Company does not currently provide any services and does not expect to generate revenues for the foreseeable future and does not anticipate incurring any significant expenses. Therefore, the Company will continue to operate on a minimal operating budget, limiting operations to seeking merger and acquisition candidates.

Controls and Procedures.   The Chief Executive Officer and the Chief
Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of December 31, 2002,the evaluation date.

There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.

Item 7.  Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth the shareholdings of those persons or entities who own more than 5% of the 473,250 Company's common stock outstanding as of the date of these filings, and/or belong to management hereof, to wit:

                                  Number of Shares      Percentage
Name and address                 Beneficially Owned     of Class *
- -----------------------------  ------------------     ----------
Dempsey K. Mork (1)                    75,000              15.85%
83-888 Avenue 51
Coachella, CA 92236

Norbert L. LeBoeuf (1)                 30,750               6.50%
83-888 Avenue 51
Coachella, CA 92236
                                    ---------              -----
  Sub Total Officers/Directors        105,750              22.35%
(1)Addresses are in c/o the Company

Other Shareholders (with more than
  5% of Common Stock outstanding):
Randall A. Baker                       37,500               7.92%
P.O. Box 1025
Morongo Valley, CA 92256




Robert Filiatreaux                     28,500               6.02%
77545 Chillon
La Quinta, CA 92253

Magellan Capital Corporation          225,000              47.54%
       AND
Magellan Litigation Services           76,500              16.17%
83-888 Avenue 51
Coachella, CA 92236
                                      -------             ------
  GRAND TOTAL                         473,250             100.00%*
                                      =======             ======
 *Percentage calculation of 473,250 share outstanding at 12/31/2002.

Change in Control.

There are no present arrangements or pledges of the Company securities which may result in a change in control of the Company.

                          PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

The following table sets forth the names of all current directors and executive officers of the Company. These are the only persons whose activities are expected to be material to the Company. They will serve until the next annual meeting of the stockholders (held in November of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination:

                                             Date of       Date of
                                           Election or   Termination or
Name                   Positions Held      Designation    Resignation
- ------------------  -------------------  -----------   --------------
<s>                       c>                   <c>           <c>
Dempsey K. Mork        President CEO/
                       Director             12/03/1998         -

Norbert L. LeBoeuf     Chief Financial
                       Officer/Director     12/15/2002         -

Business Experience of Directors/Executive Officers:

Mr. Mork is the majority shareholder, President, Chief Executive Officer/Director of Northstar Ventures, Inc. He has been an officer/director of the Company since its formation in 1998. For the past eight years, he has been an officer/director of Magellan Capital Corporation; Animal Cloning Sciences, Silver Bow Antique Aviation, Apex Capital, Asian Financial and North Star Ventures. Mr. Mork has experience in start-up companies, business reorganizations and cross border business trans-actions. He will spend approximately 20 hours per month on Northstar's business.

Mr. Norbert LeBoeuf is a shareholder,officer/director of Northstar Ventures, Inc. He has been responsible for all accounting and tax functions for all Companies with which Mr. Mork has been affiliated. Mr. LeBoeuf's professional career includes three years in the U.S. Marine Corps Legal and Administrative functions (1952-55) and forty years in all areas of accounting for small, medium and large (Fortune 500 Companies) in Electronics, Manufacturing and Aerospace. He will spend approximately 20 hours per month on Northstar's business.

Significant Employees.

The Company has no employees who are not executive officers.

Item 10.  Executive Compensation.

None.

In December, 1998, 473,250 shares of "unregistered" and "restricted" shares of the Company's Common Stock were issued to current officers directors of the Company and to former associates, for services rendered at the stated par value per share of $0.001, as follows:

           Number                         As of 12/31/2002
         of Shares Name                  Position/Job Title
         --------- --------------------- --------------------
           75,000  Dempsey K. Mork       (Officer/Director)
           30,750  Norbert L. LeBoeuf    (Officer/Director)
          -------
          105,750  Sub Total Current Officers/Directors
                   OTHER FORMER ASSOCIATES:
           37,500  Randall A. Baker
           28,500  Robert J. Filiatreaux (Outside Consultant)
                   OTHER AFFILIATES;
          225,000  Magellan Capital Corporation
           76,500  Magellan Litigation Services
          -------
          473,250  Grand Total
          =======

Item 11. Changes in and disagreements with Auditors on Accounting and Financial Disclosure.

None.

Fair Value of Assets.

The Company currently has no assets and is, therefore, at this time not subject to FAS No. 121 concerning the impairment of Long Lived assets which requires an assessment and measurement of these assets.

                             NORTHSTAR VENTURES, INC.
                                    PART F/S
                          Index to Financial Statements
                      Report of Certified Public Accountant


Financial Statements
- --------------------
(1) Audited Financial Statements for 12 months year ended December 31,
2002:

    Independent Auditor's Report-
      Balance Sheets at 12/31/2002 and 12/31/2001
      Statements of Operations for Yrs 2002 - 2001
      Statements of Cash Flows for Yrs 2002 - 2001
      Statement of Stockholders' Equity from 1998 through
        12/31/2002).
      Notes to the Financial Statements






































PAGE>8

The Board of Directors
NORTHSTAR VENTURES, INC.
Palm Desert, California


                    INDEPENDENT AUDITOR'S REPORT


I have audited the accompanying balance sheet of Northstar Ventures, Inc., as of December 31, 2002 and the related statements of operations, cash flows, and changes in stockholders' equity for the year then ended.

These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred above present fairly, in all material respects, the financial position of Northstar Ventures, Inc. as of December 31, 2002, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.




/s/ David M. Winings
 -------------------
 David M. Winings, C.P.A.
 Palm Desert, CA 92211
 May 14, 2003

                Northstar Ventures, Inc.
                     BALANCE SHEET

                                       AUDITED              AUDITED
                                     December 31,         December 31,
              ASSETS                     2002                2001

CURRENT ASSETS:
 Cash                                 $     -0-           $     -0-
                                       --------            --------
  Total current assets                $     -0-           $     -0-
                                       --------            --------
FIXED ASSETS:
 Property and Equipment, net
   of depreciation                    $     -0-           $     -0-
                                       --------            --------
TOTAL ASSETS                          $     -0-           $     -0-
                                       ========            ========

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:

Convertible Promissory Note (NOTE 4)  $  50,000           $  45,000
                                       --------            --------
  Total current liabilities           $  50,000           $  40,000
                                       --------            --------

TOTAL LIABILITIES                     $  50,000           $  40,000
                                       --------            --------
SHAREHOLDERS' EQUITY (NOTES 2)
 Preferred stock, par value $.001;
  20,000,000 shares authorized; -0-
  shares issued and outstanding
  at 12/31/2002 and 12/31/2001        $     -0-           $     -0-

 Common stock, par value $.001;
  80,000,000 shares authorized;
  issued & outstanding 473,250 at
  12/31/2002 and 12/31/2001 (NOTE 4)      4,000               4,000

 Retained earnings
  Accumulated deficit)                 ( 54,000)           ( 44,000)
                                       --------            --------
TOTAL SHAREHOLDERS' EQUITY            $( 50,000)          $( 40,000)
                                       --------            --------
TOTAL LIABILITIES & EQUITY            $     -0-           $     -0-
                                       ========            ========

 The accompanying notes are an integral part of these financial statements

                          Northstar Ventures, Inc.
                          STATEMENT OF OPERATIONS
      For the Twelve Months/Year Ending December 31, 2002 & 2001

                                              AUDITED      AUDITED
                                            December 31, December 31,
                                                2002        2001
Revenues/Income                              $     -0-   $     -0-
                                              --------    --------
Operating Expenses                           $  10,000   $  10,000
                                              --------    --------
Income (Loss) From Operations                $( 10,000)  $( 10,000)
                                              --------    --------
Other Income/(Expense)                             -0-         -0-
                                              --------    --------

Net Income (Loss)                            $( 10,000)  $( 10,000)
                                              ========    ========
Per share information:

Basic Income/ (Loss) per common share          $(0.02)     $(0.02)
                                                -----       -----
Basic weighted average number
 Common Stock shares outstanding               473,250     473,250
                                              =========   =========
Diluted (loss) per common share                $(0.02)     $(0.02)
                                                ------      ------
Diluted weighted average number
 Common Stock shares outstanding               473,250     473,250
                                              =========   =========

The accompanying notes are an integral part of these financial statements

                      Northstar Ventures, Inc.
                      STATEMENT OF CASH FLOWS
      For Twelve Months/Year Ending December 31, 2002 and 2001

                                                  AUDITED   AUDITED
                                                     2002      2001
Cash Flows From Operating Activities:

Net income (loss):                               $(10,000) $(10,000)
                                                  -------   -------

Adjustments to Reconcile Net (loss) to net
  Cash (Used) Provided by Operations;

Increase in Current Liabilities                    10,000    10,000

                                                  -------   -------
Net Cash (Used) Provided by Operation            $(10,000) $(10,000)
                                                  -------   -------
Net Cash Increase (Decrease)                     $    -0-  $    -0-

Cash, Beginning of period                             -0-       -0-
                                                  -------   -------
Cash, End of period                              $    -0-  $    -0-
                                                  =======   =======


The accompanying notes are an integral part of these financial statements

                  Northstar Ventures, Inc.
              Statement of Stockholders' Equity
     For the Years Ended December 31 (From 1998 to 2002)


                                            PAID-IN  ACCUM $  TOTAL
              PREF STOCK     COMMON STOCK      $    EARNINGS  NET $
               SHS $AMT    SHARES   $ AMT   CAPITAL (LOSSES)(DEFICIT)
              ---- ----   --------- ------  ------- -------- --------
AUDITED
BALANCE AT           $                 $       $        $        $
 01/01/98      -0-  -0-        -0-    -0-     -0-   (  -0-  ) ( -0-  )
 Issue Stock
 Svc Rendered
 Dec. 1998                 473,250   4,000                      4,000
(Loss)Yr 1998                                       ( 14,000) (14,000)
              ---- ----   --------- ------  ------- --------  -------
BALANCE AT
 12/31/98      -0-  -0-    473,250   4,000    -0-   ( 14,000) (10,000)
(Loss)Yr 1999                                       ( 10,000) (10,000)
              ---- ----   --------- ------  ------- --------  -------
BALANCE AT
 12/31/99      -0-  -0-    473,250   4,000    -0-   ( 24,000) (20,000)
(Loss)Yr 2000                                       ( 10,000) (10,000)
              ---- ----   --------  ------  ------- --------  -------
BALANCE AT
 12/31/2000    -0-  -0-    473,250   4,000    -0-   ( 34,000) (30,000)
(Loss)Yr 2001                                       ( 10,000) (10,000)
              ---- ----   --------  ------  ------- --------  -------
BALANCE AT
 12/31/2001    -0-  -0-    473,250   4,000    -0-   ( 44,000) (40,000)
(Loss)Yr 2002                                       ( 10,000) (10,000)
              ---- ----   --------  ------  ------- --------  -------
BALANCE AT
 12/31/02      -0-  -0-    473,250   4,000    -0-   ( 54,000) (50,000)
=====================================================================

The accompanying notes are an integral part of these financial statements

                   Northstar Ventures, Inc.
                Notes to Financial Statements
        For The Twelve Months Ended December 31, 2002
GENERAL:

The condensed consolidated financial statements of Northstar Ventures, Inc. included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Northstar Ventures believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the twelve month period ended December 31, 2002 should be read in conjunction with the financial statements and notes thereto included in this report, the Quarterly Reports for year 2002 (March 31, June 30, September 30) and the prior year Northstar Ventures' Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation.

The Company has not commenced operations and has no working capital.

NOTE 1-ORGANIZATION AND BUSINESS PLAN:

The Company was organized under the laws of the State of Nevada on December 3, 1998 under the name of Northstar Ventures, Inc. The Company was incorporated primarily to evaluate, negotiate, structure and complete a merger, or acquisition of, prospects consisting of private companies, partnerships, or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later competing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular industry within which the Company will seek an acquisition or merger.

The Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition. The Company does not intend to restrict its search to any particular business or industry, and the area in which it will seek out acquisitions, reorganizations or mergers will be restriction free.

NOTE 2-STOCK TRANSACTIONS;

The Company's articles initially authorized 20,000,000 shares of Preferred Stock and 80,000,000 shares of Common Stock, both at a par value of $0.001 per share.

Preferred Stock-
No Preferred Stock shares have been issued and none are outstanding as of December 31, 2002.

Common Stock-
On December 15, 1998, 473,250 shares of Common Stock were issued to certain individuals for services rendered.

As of December 31, 2002 and 2001, shares of Common Stock were 473,250 issued and outstanding.

NOTE 3-ASSETS AND WORKING CAPITAL:

As of the current year ended December 31, 2002, the Company has no assets and no working capital. The Company has not started operations. The President/CEO furnishes office space for the Company Headquarters.

NOTE 4-CURRENT LIABILITIES:

The $50,000 balance at December 31, 2002 represents the accruals of $10,000 per year for Management Services rendered on Convertible Promissory Notes covering years 1998 through 2002. These notes are convertible at a rate of $.05/cents per share at the option of the holder.

NOTE 5-GOING CONCERN AND INCIDENTAL COSTS:

Incidental costs to maintain legal registrations of the Company in the State of Nevada and with the Security and Exchange Commissions have been paid or assumed by the current shareholders of Northstar Ventures. This will continue for the foreseeable future.

The Company intends to actively pursue a business relationship with a qualified merger or acquisition candidate. Costs incurred on these efforts will continue to be borne/paid by the Officers/Directors of the Company in the form of loans/advances or the issuance of stock.

 (b)    List of Exhibits

   3.i  Articles of Incorporation
         incorporated by reference
   3.ii By-Laws of Northstar Ventures, Inc.
         incorporated by reference
   4.i  Form of Specimen of common stock
         incorporated by reference
   5    Exhibit 99 - Certifications pursuant to 18 U.S.C. Section 1350

(B)    REPORTS ON FORM 8-K
          None

ITEM 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this annual report on Form 10KSB

(the "Evaluation Date"). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this annual report on Form 10KSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.


                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorize person.

Date:    May 14, 2003

Northstar Ventures, Inc.

/s/ Dempsey K. Mork
- ------------------------------------
By: Dempsey K. Mork, President/CEO-Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature                  Capacity                   Date
/s/Dempsey K. Mork       President/CEO              05/14/2003
- --------------------      Director
Dempsey K. Mork

/s/Norbert LeBoeuf       Chief Financial Officer/   05/14/2003
- --------------------      Director
Norbert LeBoeuf



               CERTIFICATIONS

I, Dempsey K. Mork, certify that:

1.   I have reviewed this annual report on Form 10KSB of Northstar
Ventures, Inc.

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and,

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

/s/Dempsey K. Mork
- -------------------------
Dempsey K. Mork,  President, Chief Executive Officer

                     CERTIFICATION

I, Norbert LeBoeuf, certify that:

1.   I have reviewed this annual report on Form 10KSB of Northstar
Ventures, Inc.

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and,

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

/s/Norbert LeBoeuf
- --------------------------------
Norbert LeBoeuf, Chief Financial Officer