Form 10QSB
period 2003-06-30
NORTHSTAR VENTURES INC
filed 2003-09-16
CIK 1122412

SECURITIES AND EXCHANGE COMMISSION

         WASHINGTON, D.C. 20549
                FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[ ]     TRANSITION  REPORT  PURSUANT TO SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934 for the transition period from
        ________________ to _______________

           Commission File Number 000-31379

               Northstar Ventures, Inc.
      (Exact Name of Small Business Issuer as
              specified in its Charter)

          Nevada                                      91-2016816
(State or other Jurisdiction of                     I.R.S. Employer
Incorporation or Organization                    Identification Number

829 Francis Drive, Palm Springs, CA                      92263
(Address of principal executive offices)               (Zip Code)

                (760) 322-9277
           (Issuer's telephone number)


Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                         473,250
Title of Class                             Number of Shares Outstanding
                                                at June 30, 2003

No exhibits included.

Item 1.        Financial Statements

              Northstar Ventures, Inc.
                  BALANCE SHEET


                                      June 30,          December 31,
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
                                     ========             =========

The accompanying notes are an integral part of these financial statements

               Northstar Ventures, Inc.
               STATEMENT OF OPERATIONS
 For the Three and Six Months Year to date Periods Ending
                June 30, 2003 and 2002

<CAPTION
                               Three Months Ended      Year To Date
                                    June 30               June 30,
                                2003        2002      2003       2002
Revenues                      $  -0-    $    -0-    $  -0-   $    -0-
General & Administrative
 expenses                        -0-         -0-        -0-    10,000
                               -----      ------      -----    ------
Income/(Loss) from Operations $  -0-    $    -0-     $  -0-  $(10,000)

Other income/(expenses)          -0-         -0-        -0-       -0-
                               -----      ------      -----    ------
Gain (loss) from continuing
     operations               $  -0-    $    -0-     $  -0-  $(10,000)

Gain (loss) from discontinued
     operations                  -0-         -0-        -0-       -0-
                               -----      ------      -----    ------
Net income (loss)             $  -0-    $    -0-     $  -0-  $(10,000)
                               =====      ======      =====    ======
Per share information:
- ----------------------
Basic (loss) per common share
 Continuing operations        $(0.00)     $ 0.00)    $(0.00)   $(0.02)
                               -----       -----      -----     -----
 Discontinued operations      $(0.00)     $(0.00)    $(0.00)   $(0.00)
                               -----       -----      -----     -----
Basic weighted average number
 common stock shs outstanding 473,250     473,250    473,250   473,250
                              =======     =======    =======   =======
Diluted(loss) per common share
 Continuing operations        $(0.00)     $(0.00)    $(0.00)   $(0.02)
                               -----       -----      -----     -----
 Discontinued operations      $(0.00)     $(0.00)    $(0.00)   $(0.00)
                               -----       -----      -----     -----
Diluted weighted average number
 common stock shs outstanding 473,250     473,250    473,250   473,250
                              =======     =======    =======   =======

The accompanying notes are an integral part of these financial statements

               Northstar Ventures, Inc.
               STATEMENT OF CASH FLOWS
     For Three and Six Months Year to Date Periods Ending
                June 30, 2003 and 2002

                                     3 Months Ended    Year To Date
                                        June 30,         June 30,
                                      2003    2002     2003    2002
                                      ----  -------    ----  -------
Operating Activities:
 Net income (loss)                   $ -0- $    -0-   $ -0- $(10,000)

Cash provided (used) on changes in:
  current assets/decrease(increases);
  current liabilities/(decr.)incr.

 Increase in Notes Payable (NOTE 4)    -0-      -0-     -0-   10,000
                                      ----  -------    ----  -------
Net cash provided (used) by
     Operating activities            $ -0- $    -0-   $ -0- $    -0-

Cash provided (used) by
     Financing activities            $ -0- $    -0-   $ -0- $    -0-

Cash provided (used) by
     Investing activities            $ -0- $    -0-   $ -0- $    -0-
                                      ----  -------    ----  -------
Net increase in cash                 $ -0- $    -0-   $ -0- $    -0-

CASH, BEGINNING OF PERIOD              -0-      -0-     -0-      -0-
                                      ----  -------    ----  -------
CASH, END OF PERIOD                  $ -0- $    -0-   $ -0- $    -0-
                                      ====  =======    ====  =======

The accompanying notes are an integral part of these financial statements

            Northstar Ventures, Inc.
                FINANCIAL NOTES
          PERIOD ENDING JUNE 30, 2003

GENERAL.

The condensed consolidated financial statements of Northstar Ventures, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Northstar Ventures, Inc. believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three month period ending June 30, 2003 should be read in conjunction with the financial statements and notes thereto included in this report, and, the Northstar Ventures' Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

As of June 30, 2003 and December 31, 2002 473,250 shares of Common Stock were issued and outstanding.

No Preferred Stock shares have been issued from the date of inception (December 3, 1998) through the period ending June 30, 2003.

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

For the three month and six months ended June 30, 2003 and 2002, Northstar did not pursue any financing activities.

For the three month and six months ended June 30, 2003 and 2002, Northstar did not pursue any investing activities.

Results of Operations. For the three and six months ended June 30, 2003 and 2002, Northstar has not received any revenues from operations.

General and administrative expenses for the three and six months ended June 30, 2003 were $ -0-, resulting in a loss from operations of $(-0-).

General and administrative expenses for the three and six months ended June 30, 2002 were $10,000 (the last accrual for the 5-year
Administrative Support Services Agreement.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of June 30, 2003 (the evaluation date).

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

Date:  August 19, 2003

By: /s/ Dempsey K. Mork
        -----------------
        Dempsey K. Mork
        President and Chief
        Executive Officer

               CERTIFICATIONS

I, Dempsey Mork, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Northstar, Ventures, Inc.

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

 (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 15, 2003
/s/Dempsey Mork
- - --------------------------
Dempsey Mork
Chief Executive Officer
Chief Financial Officer