Form 10QSB
period 2003-09-30
NORTHSTAR VENTURES INC
filed 2003-11-25
CIK 1122412

SECURITIES AND EXCHANGE COMMISSION

         WASHINGTON, D.C. 20549
                FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                         473,250
Title of Class                             Number of Shares Outstanding
                                                at September 30, 2003

No exhibits included.

Item 1.        Financial Statements
              Northstar Ventures, Inc.
                  BALANCE SHEET

                                     Sept. 30,            Dec. 31,
                                       2003                 2002
                                     --------             --------
            ASSETS
CURRENT ASSETS:
 Cash & Equivalents                $     -0-             $    -0-
                                     -------              -------
   Total Current Assets            $     -0-             $    -0-
                                     -------              -------
FIXED ASSETS: (NOTE 5)
 Vehicles/Machinery & Equipment    $  70,000             $    -0-
 Office Equipment                     10,000                  -0-
 Horses                              120,000                  -0-
 Pens/Corrals-Horses                  22,000                  -0-
                                     -------              -------
   Total Fixed Assets              $ 222,000             $    -0-
 Accumulated Depreciation           < 11,100>                 -0-
                                     -------              -------
   Net Fixed Assets                $ 210,900             $    -0-
                                     -------              -------
TOTAL ASSETS                       $ 210,900             $    -0-
                                     =======              =======
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES: (NOTE 4)
 Note Payable Orion/Admin Support  $  50,000             $ 50,000
 Note Payable Orion/Oper. Expenses    42,261                  -0-
                                     -------              -------
   Total Current Liabilities       $  92,261             $ 50,000
                                     -------              -------
LONG TERM LIABILITIES:
 Convertible Notes                 $ 200,000             $    -0-
                                     -------              -------
TOTAL LIABILITIES                  $ 292,261             $ 50,000
                                     -------              -------
SHAREHOLDERS' EQUITY (NOTES 2&3)
 Preferred stock, $0.001 par value:
  20,000,000 shs authorized; no shs
  issued/outstanding 9/30/03       $     -0-             $    -0-
 Common stock, $0.001 par value:
  80,000,000 shs authorized;issued/
  outstanding 473,250 9/39/03          4,000                4,000
 Retained earnings/(accum deficit)  ( 85,361)             (54,000)
                                     -------              -------
TOTAL SHAREHOLDERS'EQUITY(DEFICIT) $( 81,361)            $(50,000)
                                     -------              -------
TOTAL LIABILITIES & EQUITY         $ 210,900           $      -0-
                                     =======              =======

The accompanying notes are an integral part of these financial statements

               Northstar Ventures, Inc.
               STATEMENT OF OPERATIONS
 For the Three and Nine Months Year to Date Periods Ending
             September 30, 2003 and 2002

<CAPTION
                               Three Months Ended       Year To Date
                                    Sept. 30             Sept.  30,
                                2003        2002      2003      2002
Revenues                     $   -0-     $   -0-   $    -0- $     -0-
                              ------      ------    -------   -------
Operating Expenses:
  Pasturing                    2,100         -0-      2,100       -0-
  Feeding Supplies/Horses      1,345         -0-      1,345       -0-
  Training/Horses              3,000         -0-      3,000       -0-
  Horse Shoeing                  680         -0-        680       -0-
  Operating Supplies/Expenses  2,065         -0-      2,065       -0-
  Utilities Expense            1,158         -0-      1,158       -0-
  Vehicles/M&E Mtce./Repairs   3,200         -0-      3,200       -0-
  Contract Services            6,213         -0-      6,213       -0-
  Depreciation-Vehicles/M&E    3,500         -0-      3,500       -0-
  Depreciation-Horses          6,000         -0-      6,000       -0-
  Depreciation-Pens/Corrals    1,100         -0-      1,100       -0-
                              ------      ------    -------   -------
   Total Operating Expenses  $30,361     $   -0-   $ 30,361 $    -0-
                              ------      ------    -------   -------
General/Admin Expenses
  Administrative Support         -0-         -0-        -0-    10,000
  Depreciation-Office Equipt $   500         -0-        500       -0-
  Misc Office Exp./Supplies      500         -0-        500       -0-
                              ------      ------    -------   -------
   Total General/Admin Exp.  $ 1,000     $   -0-   $  1,000 $  10,000
                              ------      ------    -------   -------
Other income/(expenses)      $   -0-     $   -0-   $    -0- $     -0-
                              ------      ------    -------   -------
Net income (loss)           $<31,361>    $   -0-  $< 31,361>$< 10,000>
                               =====      ======      =====    ======
Per share information:
- ----------------------
Basic (loss) per common share
 Continuing operations        $(0.06)     $ 0.00)    $(0.06)   $(0.02)
                               -----       -----      -----     -----
 Discontinued operations      $(0.00)     $(0.00)    $(0.00)   $(0.00)
                               -----       -----      -----     -----
Basic weighted average number
 common stock shs outstanding 473,250     473,250    473,250   473,250
                              =======     =======    =======   =======

The accompanying notes are an integral part of these financial statements

               Northstar Ventures, Inc.
               STATEMENT OF CASH FLOWS
     For Three and Nine Months Year to Date Periods Ending
             September 30, 2003 and 2002

                                     3 Months Ended     Year To Date
                                        Sept. 30,         Sept. 30,
                                      2003     2002     2003     2002
                                    -------    -----   -------  -------
Operating Activities:
 Net income (loss)                $< 31,361> $  -0-  $<31,361>$<10,000>

Cash provided(used) changes in:
 Assets/decreases(increases)and
  Liabilities/(decr.)incr.
   Fixed assets acquired (NOTE 5)  <200,000>    -0-   <200,000>     -0-
   Incr NP Admin Supt (NOTE 4)          -0-     -0-        -0-   10,000
   Incr NP Payt Oper Exp (NOTE6)     31,361     -0-     31,361      -0-
                                    -------   ------   ------- --------
Net cash provided (used) by
     Operating activities         $<200,000> $   -0- $     -0- $    -0-

Cash provided (used) by
  Financing activities (NOTE5)
   Issue Convertible Notes          200,000      -0-       -0-      -0-

Cash provided (used) by
     Investing activities               -0-      -0-       -0-      -0-
                                    -------   ------   -------  -------
Net increase in cash              $     -0-  $   -0- $     -0- $    -0-

CASH, BEGINNING OF PERIOD               -0-      -0-       -0-      -0-
                                    -------   ------   -------  -------
CASH, END OF PERIOD               $     -0-  $   -0- $     -0- $    -0-
                                    =======   ======   =======  =======

The accompanying notes are an integral part of these financial statements

            Northstar Ventures, Inc.
                FINANCIAL NOTES
       PERIOD ENDING SEPTEMBER 30, 2003

GENERAL.

The condensed consolidated financial statements of Northstar Ventures, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Northstar Ventures, Inc. believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three month period ending September 30, 2003 should be read in conjunction with the financial statements and notes thereto included in this report, and, the Northstar Ventures' Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not necessarily indicative of trends or of results to be expected for a full year.

The Company has been conducting research on improving the overall health and condition of horses and commenced its operations during the 3RD quarter of year 2003.

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

As of September 30, 2003 and December 31, 2002 473,250 shares of Common Stock were issued and outstanding.

No Preferred Stock shares have been issued from the date of inception (December 3, 1998) through the period ending September 30, 2003.

Incidental costs to maintain legal registration of the Company in the State of Nevada and with the Security and Exchange Commission have been paid or assumed by the current officers/directors. This will continue for the foreseeable future.


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

NOTE 5-ACQUISITION OF ASSETS FOR $200,000

During the 3RD Quarter of 2003, Northstar Ventures purchased $200,000 in Assets by issuing $200,00 in Convertible Notes.

Following is a listing of the assets purchased:

                                           $ VALUE
                                           -------
ASSET DESCRIPTION
---------------------------------------
Eight horses at a value of $15,000 each    120,000
Tractor                                     10,000
4 Track                                      2,500
Utility trailer                              1,000
Grass mowers                                 7,000
Horse tack equipment                         6,000
Heavy duty truck and horse trailer          40,000
Computers and office equipment              10,000
Computer software/programs                   3,500
                                           -------
 Total                                    $200,000
                                           =======

The above fixed assets will be depreciated over a 5-year life on a straight line depreciation basis.

NOTE 6-OPERATING EXPENSES

For the next few months, operating expenses will be financed by Orion USA, Inc., a related company, covered by a Note Payable.

Item 2. MANAGEMENTS DISSCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

For the past year, Northstar Ventures has been doing research on the effects of various feeds and drugs on horses when the horse is performing at maximum effort.

This ongoing research relates to drugs that affect:
	-Joint problems and lameness
	-Temperament
	-Endurance
Investigations are also being conducted on various types of feeds that affect the overall health and condition of the horse to determine how they relate to the combination of different feeds, quantities, and scheduling of feedings.

The acquisition of these assets will permit the Company to more actively proceed in its research efforts and to commence operations in developing better horse conditioning.

Working capital needs for the foreseeable future will continue to be financed by participating with a related company, Orion USA, Inc.

Capital and Source of Liquidity.
Northstar does not expect to purchase any plant or significant
Equipment.

Other than the acquisition mentioned previously in the financial footnotes in this report, Northstar did not pursue any other financing activities.

For the three month and nine months ended September 30, 2003 and 2002, Northstar did not pursue any investing activities.

Results of Operations. For the three and nine months ended September 30, 2003 and 2002, Northstar has not received any revenues from operations.

General and administrative expenses for the three and nine months ended September 30, 2003 were $31,361, resulting in a loss from operations of $(31,361).

General and administrative expenses for the three and nine months ended September 30, 2002 were $10,000 (the last accrual for the 5-year
Administrative Support Services Agreement), resulting in a loss from operations of $(10,000).

                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 20, 2003

By: /s/ Dempsey K. Mork
        -----------------
        Dempsey K. Mork
        President and Chief
        Executive Officer

               CERTIFICATIONS

I, Dempsey K. Mork, certify that:

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2003

/s/Dempsey Mork
Dempsey Mork
Chief Executive Officer/Chief Financial Officer