Form 10QSB/A
period 2003-09-30
NORTHSTAR VENTURES INC
filed 2007-11-20
CIK 1122412

SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C. 20549
                        FORM 10-QSB/A

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

          Nevada                                      91-2016816
(State or other Jurisdiction of                     I.R.S. Employer
Incorporation or Organization                    Identification Number

69930 Highway 111 Ste 108, Rancho Mirage, CA              92270
(Address of principal executive offices)               (Zip Code)

                (760) 219-2776
           (Issuer's telephone number)


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

No exhibits included.

Item 1.        Financial Statements

                     Northstar Ventures, Inc.
                          BALANCE SHEET
                           (Unaudited)


                                      Sept 30,          December 31,
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
                                     ========             =========

LIABILITIES & SHAREHOLDERS' EQUITY
==================================
Current liabilities:
 Convertible Promissory            $   50,000            $   50,000
   Note Payable (NOTE 4)
                                     --------             ---------
TOTAL LIABILITIES                  $   50,000            $   50,000
                                     --------             ---------
SHAREHOLDERS' EQUITY

 Preferred stock, $0.001 par value:
  20,000,000 shares authorized;
  no shares issued and outstanding
  at 3/31/07 and 12/31/06          $      -0-            $      -0-

 Common stock, $0.001 par value:
  80,000,000 shares authorized;
  issued & outstanding 473,250
  at 3/31/07 and 12/31/06 (NOTE 2)      4,000                 4,000

 Retained earnings/(accum deficit)     54,000)           (   54,000)
                                     --------             ---------
TOTAL SHAREHOLDERS'EQUITY(DEFICIT) $(  50,000)         $ (   50,000)
                                     --------             ---------

TOTAL LIABILITIES & EQUITY         $      -0-          $        -0-
                                     ========             =========

The accompanying notes are an integral part of these financial statements







                       Northstar Ventures, Inc.
                       STATEMENT OF OPERATIONS
      For the Three and Nine Months Year to date Periods Ending
                September 30, 2003 and 2002
                           (Unaudited)

<CAPTION
                               Nine Months Ended       Year To Date
                                    Sept 30               Sept 30,
                                2003        2002       2003     2002
Revenues                      $  -0-    $    -0-    $  -0-   $    -0-
General & Administrative
 expenses                        -0-         -0-        -0-       -0-
                               -----      ------      -----    ------
Income/(Loss) from Operations $  -0-    $    -0-     $  -0-  $    -0-

Other income/(expenses)          -0-         -0-        -0-       -0-
                               -----      ------      -----    ------
Gain (loss) from continuing
     operations               $  -0-    $    -0-     $  -0-  $    -0-

Gain (loss) from discontinued
     operations                  -0-         -0-        -0-       -0-
                               -----      ------      -----    ------
Net income (loss)             $  -0-    $    -0-     $  -0-  $    -0-
                               =====      ======      =====    ======
Per share information:
- - ----------------------
Basic (loss) per common share
 Continuing operations        $(0.00)     $ 0.00)    $(0.00)   $  -0-
                               -----       -----      -----     -----
 Discontinued operations      $(0.00)     $(0.00)    $(0.00)   $(0.00)
                               -----       -----      -----     -----
Basic weighted average number
 common stock shs outstanding 473,250     473,250    473,250   473,250
                              =======     =======    =======   =======
Diluted(loss) per common share
 Continuing operations        $(0.00)     $(0.00)    $(0.00)   $(0.02)
                               -----       -----      -----     -----
 Discontinued operations      $(0.00)     $(0.00)    $(0.00)   $(0.00)
                               -----       -----      -----     -----
Diluted weighted average number
 common stock shs outstanding 473,250     473,250    473,250   473,250
                              =======     =======    =======   =======

The accompanying notes are an integral part of these financial statements

                        Northstar Ventures, Inc.
                        STATEMENT OF CASH FLOWS
     For Three and Nine Months Year to Date Periods Ending
                September 30, 2003 and 2002
                           (Unaudited)

                                     3 Months Ended    Year To Date
                                        Sept 30,         Sept 30,
                                      2003    2002     2003    2002
                                      ----  -------    ----  -------
Operating Activities:
 Net income (loss)                   $ -0- $    -0-   $ -0- $   -0-

Cash provided (used) on changes in:
  current assets/decrease(increases);
  current liabilities/(decr.)incr.

 Increase in Notes Payable (NOTE 4)    -0-      -0-     -0-      -0-
                                      ----  -------    ----  -------
Net cash provided (used) by
     Operating activities            $ -0- $    -0-   $ -0- $    -0-

Cash provided (used) by
     Financing activities            $ -0- $    -0-   $ -0- $    -0-

Cash provided (used) by
     Investing activities            $ -0- $    -0-   $ -0- $    -0-
                                      ----  -------    ----  -------
Net increase in cash                 $ -0- $    -0-   $ -0- $    -0-

CASH, BEGINNING OF PERIOD              -0-      -0-     -0-      -0-
                                      ----  -------    ----  -------
CASH, END OF PERIOD                  $ -0- $    -0-   $ -0- $    -0-
                                      ====  =======    ====  =======

The accompanying notes are an integral part of these financial statements

                  Northstar Ventures, Inc.
                     FINANCIAL NOTES
             PERIOD ENDING SEPTEMBER 30, 2003
               (A Development Stage Company)
             NOTES TO THE FINANCIAL STATEMENTS
      Nine Months ended Sept 30, 2003 and 2002, and the period of August 10, 1998 (Inception) to Sept 30, 2003
                       (UNAUDITED)


The condensed financial statements of Northstar Ventures, Inc. (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the Nine Months ended September 30, 2003 should be read in conjunction with the financial statements and notes thereto included in this report, and the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

The condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not indicative of trends or of results to be expected for the year ended December 31, 2003.

The prior 10QSB filed for this period, the third quarter of 2003 describes a transaction involving horses and related equipment being purchased by the company. This transaction failed to close and there this amendment to the filing reflects the financial situation of the company unchanged from Q-2.

NOTE 1 - ORGANIZATION AND BUSINESS PLAN

Northstar Ventures, Inc. (the Company) was incorporated under the laws of the State of Nevada on August 10, 1998 to engage in any lawful activity.

The Articles of Incorporation authorized the Company to issue 80,000,000 shares of common stock and 20,000,000 shares of preferred stock, both with a par value of $0.001.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company
The Company is considered a 'Development Stage Company' as defined in SFAS 7, "Accounting and Reporting by Development Stage Companies." Therefore, cumulative amounts are reported on the statements of operations, stockholders' deficit, and cash flows.

Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of nine months or less to be cash equivalents. During the Nine Months ended September 30, 2003 and 2002, the Company paid $0 in interest and income taxes.

Loss Per Common Share
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the Nine Months ended September 30, 2003 and 2002.

Use of Estimates
The preparation of the accompanying financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of $54,000 expiring in the years 2018 through 2026. The tax benefit of this net operating loss, based on an effective tax rate of 35%, is approximately $18,900 and has been offset by a full valuation allowance.

Reclassifications
Certain accounts from prior periods have been reclassified to conform to current period presentation.

Recently Issued Accounting Standards
In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirement of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified, and for hedging relationships designated after September 30, 2003.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances). SFAS 150 was effective for contracts entered into or modified after May 31, 2003.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

SFAS 148, 149, and 154 do not have current application to the Company, but may be applicable to the Company's future financial reporting. The Company does have convertible debt (Note 4), which management has determined does not fall under the scope of SFAS 150. The Company's convertible debt is not mandatorily redeemable, rather it is redeemable at the option of the holder. In addition, it is not redeemable for a fixed amount based on a variable number of shares, rather both the amount and the number of shares are fixed.

NOTE 3 - STOCKHOLDERS' DEFICIT

On December 15, 1998, the Company issued 473,250 shares of common stock at par value $0.001, to individuals (including Officers/Directors) for consulting services provided to the Company for a total value of $473.

Total shares of common stock issued and outstanding were 473,250 at September 30, 2003 and 2002.

No preferred stock has been issued and none is outstanding as of September 30, 2003 or 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

Convertible Debt
An accrual of $10,000 per year has been recorded for Administrative Support Services for a 5-year period (1998 to December 31, 2002). These Notes are convertible at a rate of $.05/cents per share at the option of the holder.


NOTE 5 - GOING CONCERN AND INCIDENTAL COSTS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unanticipated costs and expenses or the inability to generate revenues could require additional financing, which would be sought through bank borrowings, or equity or debt financing.
To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its business purpose. The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Incidental costs to maintain legal registrations of the Company in its state of incorporation and with the Securities and Exchange Commission have been paid or assumed by the current shareholders of the Company. This will continue for the foreseeable future.

The Company intends to actively pursue a business relationship with a qualified merger or acquisition candidate. Costs incurred on these efforts will continue to be borne/paid by the Officers/Directors of the Company in the form of loans/advances or the issuance of stock.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has not commenced operations and has no working capital.

Capital and Source of Liquidity.
The Company does not expect to purchase any plant or significant equipment over the next twelve months.

Other than incidental costs that pertain to maintaining the Company's legal and SEC registration, there are no major cash requirements.

For the Nine Months ended September 30, 2003 and 2002, the Company did not pursue any investing activities.

Results of Operations.
For the Nine Months ended September 30, 2003 and 2002, the Company did not earn any revenues from operations.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of June 30, 2003 (the evaluation date).

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

Item 1.  LEGAL PROCEEDINGS
None

Item 2.  CHANGES IN SECURITIES
None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

Item 5.  OTHER INFORMATION
None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
Exhibits
The following exhibits are filed herewith:

31.1(a) and (b) Certifications pursuant to Rule 13a- 14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1(a) and (b) Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 2003


By: /s/ Dempsey K. Mork
- - --------------------------
Dempsey K. Mork
President/CEO