Form 10KSB
period 2003-12-31
NORTHSTAR VENTURES INC
filed 2007-11-20
CIK 1122412

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549
                                    FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the period ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from __________________ to ____________________.

         Commission File Number 000-31379

                         Northstar Ventures, Inc.
      (Exact Name of Small Business Issuer as specified in its Charter)


            Nevada                                    91-2016816
(State or other Jurisdiction of                     I.R.S. Employer
Incorporation or Organization                    Identification Number


69930 Highway 111 Ste 108, Rancho Mirage CA                    92270
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

                                                   Yes X    No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                                 473,250
Title of Class                            Number of Shares Outstanding
                                                at December 31, 2003
No exhibits included.








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

Preferred Stock.

As of December 31, 2003 and 2003, there were no shares issued and outstanding.

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

Plan of Operations.
During the year 2003, there were no revenues or income received.

During the year 2003, there were no revenues or income received.
Expenses for the year were $10,000 (Management Support Service Accrual) resulting in a Net Operating (Loss) of ($10,000)for the year 2003.

For the years ended December 31, 2003 and 2002, there were no advances or loans from officers/directors.

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

Controls and Procedures.   The Chief Executive Officer and the Chief
Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of December 31, 2003,the evaluation date.

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

Item 7.  Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth the shareholdings of those persons or entities who own more than 5% of the 473,250 Company's common stock outstanding as of the date of these filings, and/or belong to management hereof, to wit:

                                  Number of Shares      Percentage
Name and address                 Beneficially Owned     of Class *
- -----------------------------  ------------------     ----------
Dempsey K. Mork (1)                    75,000              15.85%
83-888 Avenue 51
Coachella, CA 92236
                                    ---------              -----
  Sub Total Officers/Directors         75,000              22.35%
(1)Addresses are in c/o the Company

Other Shareholders (with more than
  5% of Common Stock outstanding):
Randall A. Baker                       37,500               7.92%
P.O. Box 1025
Morongo Valley, CA 92256

Robert Filiatreaux                     28,500               6.02%
77545 Chillon
La Quinta, CA 92253

Magellan Capital Corporation          225,000              47.54%
       AND
Magellan Litigation Services           76,500              16.17%
83-888 Avenue 51
Coachella, CA 92236
                                      -------             ------
  GRAND TOTAL                         473,250             100.00%*
                                      =======             ======
 *Percentage calculation of 473,250 share outstanding at 12/31/2003.

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

                          PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

The following table sets forth the names of all current directors and executive officers of the Company. These are the only persons whose activities are expected to be material to the Company. They will serve until the next annual meeting of the stockholders (held in November of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination:

                                             Date of       Date of
                                           Election or   Termination or
Name                   Positions Held      Designation    Resignation
- ------------------  -------------------  -----------   --------------
<s>                       c>                   <c>           <c>
Dempsey K. Mork        President CFO/
                       Director             12/03/1998         -


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

           Number                         As of 12/31/2003
         of Shares Name                  Position/Job Title
         --------- --------------------- --------------------
           75,000  Dempsey K. Mork       (Officer/Director)
          -------
           75,000  Sub Total Current Officers/Directors
                   OTHER FORMER ASSOCIATES:
           30,750  Norbert LeBoeuf
           37,500  Randall A. Baker
           28,500  Robert J. Filiatreaux (Outside Consultant)
                   OTHER AFFILIATES;
          225,000  Magellan Capital Corporation
           76,500  Magellan Litigation Services
          -------
          473,250  Grand Total
          =======

Item 11. Changes in and disagreements with Auditors on Accounting and Financial Disclosure.

None.

Fair Value of Assets.

The Company currently has no assets and is, therefore, at this time not subject to FAS No. 121 concerning the impairment of Long Lived assets which requires an assessment and measurement of these assets.


                             NORTHSTAR VENTURES, INC.
                                    PART F/S


                Northstar Ventures, Inc.
                     BALANCE SHEET

                                       UNAUDITED            AUDITED
                                     December 31,         December 31,
              ASSETS                     2003                2002

CURRENT ASSETS:
 Cash                                 $     -0-           $     -0-
                                       --------            --------
  Total current assets                $     -0-           $     -0-
                                       --------            --------
FIXED ASSETS:
 Property and Equipment, net
   of depreciation                    $     -0-           $     -0-
                                       --------            --------
TOTAL ASSETS                          $     -0-           $     -0-
                                       ========            ========

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:

Convertible Promissory Note (NOTE 4)  $  50,000           $  50,000
                                       --------            --------
  Total current liabilities           $  50,000           $  50,000
                                       --------            --------

TOTAL LIABILITIES                     $  50,000           $  50,000
                                       --------            --------
SHAREHOLDERS' EQUITY (NOTES 2)
 Preferred stock, par value $.001;
  20,000,000 shares authorized; -0-
  shares issued and outstanding
  at 12/31/2003 and 12/31/2002        $     -0-           $     -0-

 Common stock, par value $.001;
  80,000,000 shares authorized;
  issued & outstanding 473,250 at
  12/31/2003and 12/31/2002 (NOTE 4)      4,000               4,000

 Retained earnings
  Accumulated deficit)                 ( 54,000)           ( 54,000)
                                       --------            --------
TOTAL SHAREHOLDERS' EQUITY            $( 50,000)          $( 50,000)
                                       --------            --------
TOTAL LIABILITIES & EQUITY            $     -0-           $     -0-
                                       ========            ========

 The accompanying notes are an integral part of these financial statements

                          Northstar Ventures, Inc.
                          STATEMENT OF OPERATIONS
      For the Twelve Months/Year Ending December 31, 2003 & 2002

                                              UNAUDITED    AUDITED
                                            December 31, December 31,
                                                 2003         2002
Revenues/Income                              $     -0-   $     -0-
                                              --------    --------
Operating Expenses                           $     -0-   $  10,000
                                              --------    --------
Income (Loss) From Operations                $     -0-  $( 10,000)
                                              --------    --------
Other Income/(Expense)                             -0-         -0-
                                              --------    --------

Net Income (Loss)                            $     -0-  $( 10,000)
                                              ========    ========
Per share information:

Basic Income/ (Loss) per common share          $(0.00)     $(0.02)
                                                -----       -----
Basic weighted average number
 Common Stock shares outstanding               473,250     473,250
                                              =========   =========
Diluted (loss) per common share                $(0.00)     $(0.02)
                                                ------      ------
Diluted weighted average number
 Common Stock shares outstanding               473,250     473,250
                                              =========   =========

The accompanying notes are an integral part of these financial statements

                      Northstar Ventures, Inc.
                      STATEMENT OF CASH FLOWS
      For Twelve Months/Year Ending December 31,2003 and 2002

                                                  UNAUDITED   AUDITED
                                                     2003      2002
Cash Flows From Operating Activities:

Net income (loss):                               $    -0-  $(10,000)
                                                  -------   -------

Adjustments to Reconcile Net (loss) to net
  Cash (Used) Provided by Operations;

Increase in Current Liabilities                       -0-    10,000

                                                  -------   -------
Net Cash (Used) Provided by Operation            $    -0-  $(10,000)
                                                  -------   -------
Net Cash Increase (Decrease)                     $    -0-  $    -0-

Cash, Beginning of period                             -0-       -0-
                                                  -------   -------
Cash, End of period                              $    -0-  $    -0-
                                                  =======   =======


The accompanying notes are an integral part of these financial statements

                  Northstar Ventures, Inc.
              Statement of Stockholders' Equity
     For the Years Ended December 31 (From 1998 to 2003)


                                            PAID-IN  ACCUM $  TOTAL
              PREF STOCK     COMMON STOCK      $    EARNINGS  NET $
               SHS $AMT    SHARES   $ AMT   CAPITAL (LOSSES)(DEFICIT)
              ---- ----   --------- ------  ------- -------- --------
AUDITED
BALANCE AT           $                 $       $        $        $
 01/01/98      -0-  -0-        -0-    -0-     -0-   (  -0-  ) ( -0-  )
 Issue Stock
 Svc Rendered
 Dec. 1998                 473,250   4,000                      4,000
(Loss)Yr 1998                                       ( 14,000) (14,000)
              ---- ----   --------- ------  ------- --------  -------
BALANCE AT
 12/31/98      -0-  -0-    473,250   4,000    -0-   ( 14,000) (10,000)
(Loss)Yr 1999                                       ( 10,000) (10,000)
              ---- ----   --------- ------  ------- --------  -------
BALANCE AT
 12/31/99      -0-  -0-    473,250   4,000    -0-   ( 24,000) (20,000)
(Loss)Yr 2000                                       ( 10,000) (10,000)
              ---- ----   --------  ------  ------- --------  -------
BALANCE AT
 12/31/2000    -0-  -0-    473,250   4,000    -0-   ( 34,000) (30,000)
(Loss)Yr 2001                                       ( 10,000) (10,000)
              ---- ----   --------  ------  ------- --------  -------
BALANCE AT
 12/31/2001    -0-  -0-    473,250   4,000    -0-   ( 44,000) (40,000)
(Loss)Yr 2002                                       ( 10,000) (10,000)
              ---- ----   --------  ------  ------- --------  -------
BALANCE AT
 12/31/2002    -0-  -0-    473,250   4,000    -0-   ( 54,000) (50,000)
(Loss)Yr 2003                                             -0-     -0-
              ---- ----   --------  ------  ------- --------  -------

BALANCE AT
 12/31//03      -0-  -0-    473,250   4,000    -0-   ( 54,000) (50,000)
=====================================================================

The accompanying notes are an integral part of these financial statements


                   Northstar Ventures, Inc.
                Notes to Financial Statements
        For The Twelve Months Ended December 31, 2003
GENERAL:

The condensed consolidated financial statements of Northstar Ventures, Inc. included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Northstar Ventures believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the twelve month period ended December 31, 2003 should be read in conjunction with the financial statements and notes thereto included in this report, the Quarterly Reports for year 2003 (March 31, June 30, September 30) and the prior year Northstar Ventures' Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company
The Company is considered a 'Development Stage Company' as defined in SFAS 7, "Accounting and Reporting by Development Stage Enterprises." Therefore, cumulative amounts are reported on the statements of operations, stockholders' deficit, and cash flows.

Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest or income taxes during the years ended December 31, 2002 or 2001.

Loss Per Common Share
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the years ended December 31, 2002 and 2001. The Company's convertible debt (Note 4) is a potentially dilutive security, but does not impact the computation of fully diluted EPS because its effect would be antidilutive. Accordingly, basic earnings per share and fully diluted earnings per share are the same.

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

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax expense or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of $51,500, which starts expiring in the year 2018. The tax benefit of this net operating loss, based on an effective tax rate of 35%, is approximately $18,025 and has been offset by a full valuation allowance, which increased by $3,814 and $3,500 during the years ended December 31, 2002 and 2001, respectively.

Reclassifications
Certain items in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

Recently Issued Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4." This statement requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS No. 150 was effective for financial statements entered into or modified after May 31, 2003 and otherwise was effective and adopted by the Company in 2003.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statement No. 66 and 67."
This statement amends FASB Statement No. 66 and 67 to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.
This statement is effective for financial statements for fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29." This statement amends
Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

In December 2004, the FASB issued a revision of SFAS No. 123,
"Share-Based Payment." This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

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

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." This statement improves financial reporting by eliminating the exemption from applying statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued SFAS No. 156 " Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140." This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 states that an entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

NOTE 3 - STOCKHOLDERS' DEFICIT
Common Stock
On August 20, 1998, the Company issued 473,250 shares of Common Stock at $.001 par value to individuals (including officers/directors) for consulting services provided to the Company for a total value of $473.

Total shares of Common Stock issued and outstanding were 473,250 at December 31, 2003 and 2002.

Preferred Stock
No Preferred shares have been issued and none are outstanding from inception (December 15, 1998) through year ending December 31, 2003.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has accrued $10,000 per year for management services rendered by the Company's majority shareholder/president pursuant to a five-year convertible promissory note covering years 1998 through 2002 for a total balance of $50,000 and $40,000 at December 31, 2002 and 2001, respectively. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008. Interest has not been imputed, due to its minimal impact on the financial statements.

The Company's officers and directors have resolved to provide for various minimal expenses incurred by the Company without repayment until such time that a merger candidate is found. These expenses consist of, but are not limited to, office space, accounting, filing requirements, and management services.


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

(b) List of Exhibits
3.i  Articles of Incorporation
     incorporated by reference
3.ii By-Laws of Northstar Ventures, Inc.
     incorporated by reference
4.i  Form of Specimen of common stock
     incorporated by reference
5.    Exhibit 99 - Certifications pursuant to 18 U.S.C. Section
1350

(B)    REPORTS ON FORM 8-K
          None

ITEM 14.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of Northstar Ventures, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the Company's "disclosure controls and procedures" (as defined in Securities and Exchange Act of 1934 (the "Exchange Act") Rules 13a-14c) within 90 days of the filing date of this Annual Report on Form 10-KSB (the "Evaluation Date"). Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that all material information required to be filed in this annual report on Form 10-KSB and been made known to them in a timely basis fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date as set forth above.

                          CERTIFICATION

I, Dempsey K. Mork, certify that:

   1. I have reviewed this annual report on Form 10-KSB of Northstar Ventures, Inc.

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 12a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and,



6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

   Date:  November 13, 2007

   /s/ Dempsey K. Mork
   ------------------------
   Dempsey K. Mork, President, Chief Financial Officer





CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. 1350 (as adopted pursuant to 906 of the Sarbanes-
Oxley Act of 2002), I, the Chief Executive Officer of Northstar Ventures, Inc. (the 'Company"), hereby certify, that to the best of my knowledge, the annual report on Form 10-KSB of the Company for the year ended December 31, 2003 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 13, 2007

/s/Dempsey K. Mork
Dempsey K. Mork
President and Chief Financial Officer