Form 10KSB
period 2004-12-31
NORTHSTAR VENTURES INC
filed 2007-11-20
CIK 1122412

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549
                                    FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the period ended December 31, 2004

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

                                                   Yes X    No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                                 473,250
Title of Class                            Number of Shares Outstanding
                                                at December 31, 2004
No exhibits included.








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

AS of December 31, 2004 and 2003, 473,250 shares of Common Stock were issued and outstanding.

Preferred Stock.

As of December 31, 2004 and 2003, there were no shares issued and outstanding.

Item 2.  Description of Property.

The Company currently has no assets or property. The Company's headquarters are furnished by Mr. Dempsey Mork, President/CEO.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of matters to a vote of Security holders.

None.

                            PART II

Item 5.  Management Discussion and Analysis or Plan of Operation.

No significant business activity was conducted by the Company during the fiscal year 2004. As a result, no income was realized by the Company in 2004 and there was no cash in the bank at the end of the year.

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

Plan of Operations.
During the year 2004, there were no revenues or income received.

During the year 2004, there were no revenues or income received.
Expenses for the year were zero.

For the years ended December 31, 2004 and 2003, there were no advances or loans from officers/directors.

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

Controls and Procedures.   The Chief Executive Officer and the Chief
Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of December 31, 2004,the evaluation date.

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

Item 7.  Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth the shareholdings of those persons or entities who own more than 5% of the 473,250 Company's common stock outstanding as of the date of these filings, and/or belong to management hereof, to wit:

                                  Number of Shares      Percentage
Name and address                 Beneficially Owned     of Class *
- -----------------------------  ------------------     ----------
Dempsey K. Mork (1)                    75,000              15.85%
83-888 Avenue 51
Coachella, CA 92236
                                    ---------              -----
  Sub Total Officers/Directors         75,000              22.35%
(1)Addresses are in c/o the Company

Other Shareholders (with more than
  5% of Common Stock outstanding):
Randall A. Baker                       37,500               7.92%
P.O. Box 1025
Morongo Valley, CA 92256

Robert Filiatreaux                     28,500               6.02%
77545 Chillon
La Quinta, CA 92253

Magellan Capital Corporation          225,000              47.54%
       AND
Magellan Litigation Services           76,500              16.17%
83-888 Avenue 51
Coachella, CA 92236
                                      -------             ------
  GRAND TOTAL                         473,250             100.00%*
                                      =======             ======
 *Percentage calculation of 473,250 share outstanding at 12/31/2004.

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

           Number                         As of 12/31/2004
         of Shares Name                  Position/Job Title
         --------- --------------------- --------------------
           75,000  Dempsey K. Mork       (Officer/Director)
          -------
           75,000  Sub Total Current Officers/Directors
                   OTHER FORMER ASSOCIATES:
           30,750  Norbert LeBoeuf
           37,500  Randall A. Baker
           28,500  Robert J. Filiatreaux (Outside Consultant)
                   OTHER AFFILIATES;
          225,000  Magellan Capital Corporation
           76,500  Magellan Litigation Services
          -------
          473,250  Grand Total
          =======

Item 11. Changes in and disagreements with Auditors on Accounting and Financial Disclosure.

None.

Fair Value of Assets.

The Company currently has no assets and is, therefore, at this time not subject to FAS No. 121 concerning the impairment of Long Lived assets which requires an assessment and measurement of these assets.


                             NORTHSTAR VENTURES, INC.
                                    PART F/S


                Northstar Ventures, Inc.
                     BALANCE SHEET

                                       UNAUDITED            UNAUDITED
                                     December 31,         December 31,
              ASSETS                     2004                2003

CURRENT ASSETS:
 Cash                                 $     -0-           $     -0-
                                       --------            --------
  Total current assets                $     -0-           $     -0-
                                       --------            --------
FIXED ASSETS:
 Property and Equipment, net
   of depreciation                    $     -0-           $     -0-
                                       --------            --------
TOTAL ASSETS                          $     -0-           $     -0-
                                       ========            ========

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:

Convertible Promissory Note (NOTE 4)  $  50,000           $  50,000
                                       --------            --------
  Total current liabilities           $  50,000           $  50,000
                                       --------            --------

TOTAL LIABILITIES                     $  50,000           $  50,000
                                       --------            --------
SHAREHOLDERS' EQUITY (NOTES 2)
 Preferred stock, par value $.001;
  20,000,000 shares authorized; -0-
  shares issued and outstanding
  at 12/31/2004 and 12/31/2003        $     -0-           $     -0-

 Common stock, par value $.001;
  80,000,000 shares authorized;
  issued & outstanding 473,250 at
  12/31/2004and 12/31/2003 (NOTE 4)      4,000               4,000

 Retained earnings
  Accumulated deficit)                 ( 54,000)           ( 54,000)
                                       --------            --------
TOTAL SHAREHOLDERS' EQUITY            $( 50,000)          $( 50,000)
                                       --------            --------
TOTAL LIABILITIES & EQUITY            $     -0-           $     -0-
                                       ========            ========

 The accompanying notes are an integral part of these financial statements

                          Northstar Ventures, Inc.
                          STATEMENT OF OPERATIONS
      For the Twelve Months/Year Ending December 31, 2004 & 2003

                                              UNAUDITED    UNAUDITED
                                            December 31, December 31,
                                                 2004         2003
Revenues/Income                              $     -0-   $     -0-
                                              --------    --------
Operating Expenses                           $     -0-   $  10,000
                                              --------    --------
Income (Loss) From Operations                $     -0-  $( 10,000)
                                              --------    --------
Other Income/(Expense)                             -0-         -0-
                                              --------    --------

Net Income (Loss)                            $     -0-  $( 10,000)
                                              ========    ========
Per share information:

Basic Income/ (Loss) per common share          $(0.00)     $(0.02)
                                                -----       -----
Basic weighted average number
 Common Stock shares outstanding               473,250     473,250
                                              =========   =========
Diluted (loss) per common share                $(0.00)     $(0.02)
                                                ------      ------
Diluted weighted average number
 Common Stock shares outstanding               473,250     473,250
                                              =========   =========

The accompanying notes are an integral part of these financial statements






                      Northstar Ventures, Inc.
                      STATEMENT OF CASH FLOWS
      For Twelve Months/Year Ending December 31,2004 and 2003

                                                  UNAUDITED   UNAUDITED
                                                     2004      2003
Cash Flows From Operating Activities:

Net income (loss):                               $    -0-  $(10,000)
                                                  -------   -------

Adjustments to Reconcile Net (loss) to net
  Cash (Used) Provided by Operations;

Increase in Current Liabilities                       -0-    10,000

                                                  -------   -------
Net Cash (Used) Provided by Operation            $    -0-  $(10,000)
                                                  -------   -------
Net Cash Increase (Decrease)                     $    -0-  $    -0-

Cash, Beginning of period                             -0-       -0-
                                                  -------   -------
Cash, End of period                              $    -0-  $    -0-
                                                  =======   =======


The accompanying notes are an integral part of these financial statements



                  Northstar Ventures, Inc.
              Statement of Stockholders' Equity
     For the Years Ended December 31 (From 1998 to 2004)


                                            PAID-IN  ACCUM $  TOTAL
              PREF STOCK     COMMON STOCK      $    EARNINGS  NET $
               SHS $AMT    SHARES   $ AMT   CAPITAL (LOSSES)(DEFICIT)
              ---- ----   --------- ------  ------- -------- --------
AUDITED
BALANCE AT           $                 $       $        $        $
 01/01/98      -0-  -0-        -0-    -0-     -0-   (  -0-  ) ( -0-  )
 Issue Stock
 Svc Rendered
 Dec. 1998                 473,250   4,000                      4,000
(Loss)Yr 1998                                       ( 14,000) (14,000)
              ---- ----   --------- ------  ------- --------  -------
BALANCE AT
 12/31/98      -0-  -0-    473,250   4,000    -0-   ( 14,000) (10,000)
(Loss)Yr 1999                                       ( 10,000) (10,000)
              ---- ----   --------- ------  ------- --------  -------
BALANCE AT
 12/31/99      -0-  -0-    473,250   4,000    -0-   ( 24,000) (20,000)
(Loss)Yr 2000                                       ( 10,000) (10,000)
              ---- ----   --------  ------  ------- --------  -------
BALANCE AT
 12/31/2000    -0-  -0-    473,250   4,000    -0-   ( 34,000) (30,000)
(Loss)Yr 2003                                       ( 10,000) (10,000)
              ---- ----   --------  ------  ------- --------  -------
BALANCE AT
 12/31/2003    -0-  -0-    473,250   4,000    -0-   ( 44,000) (40,000)
(Loss)Yr 2004                                       ( 10,000) (10,000)
              ---- ----   --------  ------  ------- --------  -------
BALANCE AT
 12/31/2004    -0-  -0-    473,250   4,000    -0-   ( 54,000) (50,000)
(Loss)Yr 2003                                             -0-     -0-
              ---- ----   --------  ------  ------- --------  -------

BALANCE AT
 12/31//04      -0-  -0-    473,250   4,000    -0-   ( 54,000) (50,000)
=====================================================================

The accompanying notes are an integral part of these financial statements


                   Northstar Ventures, Inc.
                Notes to Financial Statements
        For The Twelve Months Ended December 31, 2004
GENERAL:

The condensed consolidated financial statements of Northstar Ventures, Inc. included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Northstar Ventures believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the twelve month period ended December 31, 2004 should be read in conjunction with the financial statements and notes thereto included in this report, the Quarterly Reports for year 2004 (March 31, June 30, September 30) and the prior year Northstar Ventures' Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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

Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest or income taxes during the years ended December 31, 2004 or 2003.

Loss Per Common Share
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the years ended December 31, 2004 and 2003. The Company's convertible debt (Note 4) is a potentially dilutive security, but does not impact the computation of fully diluted EPS because its effect would be antidilutive. Accordingly, basic earnings per share and fully diluted earnings per share are the same.

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

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax expense or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of $51,500, which starts expiring in the year 2018.
The tax benefit of this net operating loss, based on an effective tax rate of 35%, is approximately $18,025 and has been offset by a full valuation allowance, which increased by $3,814 and $3,500 during the years ended December 31, 2004 and 2003, respectively.

Reclassifications
Certain items in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

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

Total shares of Common Stock issued and outstanding were 473,250 at December 31, 2004 and 2003.

Preferred Stock
No Preferred shares have been issued and none are outstanding from inception (December 15, 1998) through year ending December 31, 2004.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has accrued $10,000 per year for management services rendered by the Company's majority shareholder/president pursuant to a five-year convertible promissory note covering years 1998 through 2004 for a total balance of $50,000 and $40,000 at December 31, 2004 and 2003, respectively. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008. Interest has not been imputed, due to its minimal impact on the financial statements.

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

   Date:  November 13, 2007

   /s/ Dempsey K. Mork
   ------------------------
   Dempsey K. Mork, President, Chief Financial Officer





CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. 1350 (as adopted pursuant to 906 of the Sarbanes-
Oxley Act of 2002), I, the Chief Executive Officer of Northstar Ventures, Inc. (the 'Company"), hereby certify, that to the best of my knowledge, the annual report on Form 10-KSB of the Company for the year ended December 31, 2004 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 13, 2007

/s/Dempsey K. Mork
Dempsey K. Mork
President and Chief Financial Officer