Form 10QSB
period 2005-03-31
NORTHSTAR VENTURES INC
filed 2007-11-20
CIK 1122412

SECURITIES AND EXCHANGE COMMISSION

         WASHINGTON, D.C. 20549
                FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                         473,250
Title of Class                             Number of Shares Outstanding
                                                at March 31, 2005

No exhibits included.

Item 1.        Financial Statements

              Northstar Ventures, Inc.
                  BALANCE SHEET
                   (Unaudited)


                                     March 31,          December 31,
                                       2005                 2004
                                     --------             ---------
              ASSETS
              ======
                                     --------             ---------
TOTAL ASSETS                       $    -0-              $    -0-
                                     ========             =========

LIABILITIES & SHAREHOLDERS' EQUITY
==================================
Current liabilities:
 Convertible Promissory            $   50,000            $   50,000
   Note Payable (NOTE 4)
                                     --------             ---------
TOTAL LIABILITIES                  $   50,000            $   50,000
                                     --------             ---------
SHAREHOLDERS' EQUITY

 Preferred stock, $0.001 par value:
  20,000,000 shares authorized;
  no shares issued and outstanding
  at 3/31/05 and 12/31/04          $      -0-            $      -0-

 Common stock, $0.001 par value:
  80,000,000 shares authorized;
  issued & outstanding 473,250
  at 3/31/05 and 12/31/04 (NOTE 2)      4,000                 4,000

 Retained earnings/(accum deficit)     54,000)           (   54,000)
                                     --------             ---------
TOTAL SHAREHOLDERS'EQUITY(DEFICIT) $(  50,000)         $ (   50,000)
                                     --------             ---------

TOTAL LIABILITIES & EQUITY         $      -0-          $        -0-
                                     ========             =========

The accompanying notes are an integral part of these financial statements

               Northstar Ventures, Inc.
               STATEMENT OF OPERATIONS
 For the Three Months and Year to date Periods Ending
               March 31, 2005 and 2004
                        (Unaudited)

<CAPTION
                               Three Months Ended      Year To Date
                                   March 31              March 31,
                                  2005        2004      2005       2004
Revenues                      $  -0-    $    -0-    $  -0-   $    -0-
General & Administrative
 expenses                        -0-         -0-        -0-       -0-
                               -----      ------      -----    ------
Income/(Loss) from Operations $  -0-    $    -0-    $  -0-  $     -0-

Other income/(expenses)          -0-         -0-        -0-       -0-
                               -----      ------      -----    ------
Gain (loss) from continuing
     operations               $  -0-    $    -0-     $  -0-  $    -0-

Gain (loss) from discontinued
     operations                  -0-         -0-        -0-       -0-
                               -----      ------      -----    ------
Net income (loss)             $  -0-    $    -0-    $  -0-  $     -0-
                               =====      ======      =====    ======
Per share information:
- - ----------------------
Basic (loss) per common share
 Continuing operations        $(0.00)     $(0.00)    $(0.00)   $(0.00)
                               -----       -----      -----     -----
 Discontinued operations      $(0.00)     $(0.00)    $(0.00)   $(0.00)
                               -----       -----      -----     -----
Basic weighted average number
 common stock shs outstanding 473,250     473,250    473,250   473,250
                              =======     =======    =======   =======
Diluted(loss) per common share
 Continuing operations        $(0.00)     $(0.00)    $(0.00)   $(0.00)
                               -----       -----      -----     -----
 Discontinued operations      $(0.00)     $(0.00)    $(0.00)   $(0.00)
                               -----       -----      -----     -----
Diluted weighted average number
 common stock shs outstanding 473,250     473,250    473,250   473,250
                              =======     =======    =======   =======

The accompanying notes are an integral part of these financial statements








               Northstar Ventures, Inc.
               STATEMENT OF CASH FLOWS
     For Three Months and Year to date Periods Ending
               March 31 2005 and 2004
                    (Unaudited)

                                     3 Months Ended    Year To Date
                                       March 31,        March 31,
                                      2005    2004     2005    2004
                                      ----  -------    ----  -------
Operating Activities:
 Net income (loss)                   $ -0- $     -0-  $ -0- $     -0-

Cash provided (used) on changes in:
  current assets/decrease(increases);
  current liabilities/(decr.)incr.

 Increase in Notes Payable (NOTE 4)    -0-       -0-    -0-      -0-
                                      ----  -------    ----  -------
Net cash provided (used) by
     Operating activities            $ -0- $    -0-   $ -0- $    -0-

Cash provided (used) by
     Financing activities            $ -0- $    -0-   $ -0- $    -0-

Cash provided (used) by
     Investing activities            $ -0- $    -0-   $ -0- $    -0-
                                      ----  -------    ----  -------
Net increase in cash                 $ -0- $    -0-   $ -0- $    -0-

CASH, BEGINNING OF PERIOD              -0-      -0-     -0-      -0-
                                      ----  -------    ----  -------
CASH, END OF PERIOD                  $ -0- $    -0-   $ -0- $    -0-
                                      ====  =======    ====  =======

The accompanying notes are an integral part of these financial statements

















                  Northstar Ventures, Inc.
                     FINANCIAL NOTES
             PERIOD ENDING MARCH 31, 2005
               (A Development Stage Company)
                NOTES TO THE FINANCIAL STATEMENTS
      Three months ended March 31, 2005 and the period of August 10, 1998 (Inception) to March 31, 2005
                       (UNAUDITED)


The condensed financial statements of Northstar Ventures, Inc. (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months ended March 31, 2005 should be read in conjunction with the financial statements and notes thereto included in this report, and the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

The condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not indicative of trends or of results to be expected for the year ended December 31, 2005.

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

Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of nine months or less to be cash equivalents. During the three months ended March 31, 2005,the Company paid $0 in interest and income taxes.

Loss Per Common Share
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the three months ended March 31, 2005.

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

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of $54,000 expiring in the years 2018 through 2026. The tax benefit of this net operating loss, based on an effective tax rate of 35%, is approximately $18,900 and has been offset by a full evaluation allowance.

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

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003.

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

NOTE 3 - STOCKHOLDERS' DEFICIT

On August 20, 1998, the Company issued 473,250 shares of common stock at par value $0.001, to individuals (including Officers/Directors) for consulting services provided to the Company for a total value of $473.

On December 20, 1998, the Company issued 1,026,750 shares of common stock at par value $0.001 for $1,027 in cash.

Total shares of common stock issued and outstanding were 473250 at March 31, 2005 and 2004.

No preferred stock has been issued and none is outstanding as of March 31, 2005 or 2004.

NOTE 4 - RELATED PARTY TRANSACTIONS

Convertible Debt
An accrual of $10,000 per year has been recorded for Administrative Support Services for a 5-year period (1998 to December 31, 20022004). These Notes are convertible at a rate of $.05/cents per share at the option of the holder.


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

For the three months ended March 31, 2005 and 2004, the Company did not pursue any investing activities.

Results of Operations.
For the six months ended March 31, 2005 and 2004, the Company did not earn any revenues from operations.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10-QSB for the quarter ended March 31, 2005 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of March 31, 2005 (the evaluation date).

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

Date:  November 12, 2007


By: /s/ Dempsey K. Mork
- - --------------------------
Dempsey K. Mork
President/CEO



CERTIFICATIONS

Exhibit 31.1(a)

I, Dempsey Mork, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Northstar Ventures, Inc.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period inwhich this quarterly report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significantdeficiencies and material weaknesses.

Date:  November 12, 2007

/s/Dempsey Mork
- - ---------------------------
Dempsey Mork
President, Chief Executive Officer, Director



In connection with the Quarterly Report of Northstar Ventures, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dempsey Mork, Chief Executive Officer of the company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a)
or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Dempsey Mork
- - ------------------------------
Dempsey Mork
President, Chief Executive Officer, Director
November 12, 2007

Chief Financial Officer
Nove