Form 10QSB
period 2004-06-30
NORTHSTAR VENTURES INC
filed 2007-11-21
CIK 1122412

SECURITIES AND EXCHANGE COMMISSION

         WASHINGTON, D.C. 20549
                FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                         473,250
Title of Class                             Number of Shares Outstanding
                                                at June 30, 2004

No exhibits included.

Item 1.        Financial Statements

              Northstar Ventures, Inc.
                  BALANCE SHEET


                                      June 30,          December 31,
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
                                     ========             =========

The accompanying notes are an integral part of these financial statements

               Northstar Ventures, Inc.
               STATEMENT OF OPERATIONS
 For the Three and Six Months Year to date Periods Ending
                June 30, 2004 and 2003

<CAPTION
                               Three Months Ended      Year To Date
                                    June 30               June 30,
                                2004        2003       2004     2003<s>
Revenues                      $  -0-    $    -0-    $  -0-   $    -0-
General & Administrative
 expenses                        -0-         -0-        -0-    10,000
                               -----      ------      -----    ------
Income/(Loss) from Operations $  -0-    $    -0-     $  -0-  $(10,000)

Other income/(expenses)          -0-         -0-        -0-       -0-
                               -----      ------      -----    ------
Gain (loss) from continuing
     operations               $  -0-    $    -0-     $  -0-  $(10,000)

Gain (loss) from discontinued
     operations                  -0-         -0-        -0-       -0-
                               -----      ------      -----    ------
Net income (loss)             $  -0-    $    -0-     $  -0-  $(10,000)
                               =====      ======      =====    ======
Per share information:
- - ----------------------
Basic (loss) per common share
 Continuing operations        $(0.00)     $ 0.00)    $(0.00)   $(0.02)
                               -----       -----      -----     -----
 Discontinued operations      $(0.00)     $(0.00)    $(0.00)   $(0.00)
                               -----       -----      -----     -----
Basic weighted average number
 common stock shs outstanding 473,250     473,250    473,250   473,250
                              =======     =======    =======   =======
Diluted(loss) per common share
 Continuing operations        $(0.00)     $(0.00)    $(0.00)   $(0.02)
                               -----       -----      -----     -----
 Discontinued operations      $(0.00)     $(0.00)    $(0.00)   $(0.00)
                               -----       -----      -----     -----
Diluted weighted average number
 common stock shs outstanding 473,250     473,250    473,250   473,250
                              =======     =======    =======   =======

The accompanying notes are an integral part of these financial statements

               Northstar Ventures, Inc.
               STATEMENT OF CASH FLOWS
     For Three and Six Months Year to Date Periods Ending
                June 30, 2004 and 2003

                                     3 Months Ended    Year To Date
                                        June 30,         June 30,
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

As of June 30, 2004 and December 31, 2003 473,250 shares of Common Stock were issued and outstanding.

No Preferred Stock shares have been issued from the date of inception (December 3, 1998) through the period ending June 30, 2004.

NOTE 3-RELATED PARTY TRANSACTIONS

On December 15, 1998, 376,500 shares of Common Stock were issued to related parties, and, 96,750 shares of Common Stock were issued to associates in return for services rendered. These individuals included officers of Northstar.

NOTE 4-CONVERTIBLE PROMISSORY NOTE PAYABLE $50,000

An accrual of $10,000 per year has been recorded for Administrative Support Services for a 5-year period (1998 to December 31, 2004).
These Notes are convertible at a rate of $.05/cents per share at the option of the holder.

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

For the three month and six months ended June 30, 2004 and 2003, Northstar did not pursue any financing activities.

For the three month and six months ended June 30, 2004 and 2003, Northstar did not pursue any investing activities.

Results of Operations. For the three and six months ended June 30, 2004 and 2003, Northstar has not received any revenues from operations.

General and administrative expenses for the three and six months ended June 30, 2004 were $ -0-, resulting in a loss from operations of $(-0-).

General and administrative expenses for the three and six months ended June 30, 2003 were $10,000 (the last accrual for the 5-year
Administrative Support Services Agreement.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of June 30, 2004 (the evaluation date).

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

Date:  August 19, 2004

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

Date:  November 12, 2007
/s/Dempsey Mork
- - - --------------------------
Dempsey Mork
Chief Executive Officer
Chief Financial Officer





CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. 1350 (as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002), I, the Chief Executive Officer and Chief Financial Officer of Northstar Ventures, Inc. (the 'Company"), hereby certify, that to the best of my knowledge, the Quarterly report on Form 10-Q of the Company for the quarterly period ended June 30, 2004 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 12, 2007

/s/ Dempsey Mork
- - --------------------
President and Chief Executive Officer