Form 10QSB
period 2005-09-30
NORTHSTAR VENTURES INC
filed 2007-11-21
CIK 1122412

SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C. 20549
                        FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934 for the transition period from
        ________________ to _______________

           Commission File Number 000-31379

               Northstar Ventures, Inc.
      (Exact Name of Small Business Issuer as
              specified in its Charter)

          Nevada                                      91-2016816
(State or other Jurisdiction of                     I.R.S. Employer
Incorporation or Organization                    Identification Number

69930 Highway 111 Ste 108, Rancho Mirage, CA              92264
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

Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                         473,250
Title of Class                             Number of Shares Outstanding
                                                at September 30, 2005

No exhibits included.





Item 1.        Financial Statements

                     Northstar Ventures, Inc.
                          BALANCE SHEET
                           (Unaudited)


                                      Sept 30,          December 31,
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
                                     ========             =========

The accompanying notes are an integral part of these financial statements







                       Northstar Ventures, Inc.
                       STATEMENT OF OPERATIONS
      For the Three and Nine Months Year to date Periods Ending
                September 30, 2005 and 2004
                           (Unaudited)

<CAPTION
                               Nine Months Ended       Year To Date
                                    Sept 30               Sept 30,
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
                              =======     =======    =======   =======

The accompanying notes are an integral part of these financial statements

                        Northstar Ventures, Inc.
                        STATEMENT OF CASH FLOWS
     For Three and Nine Months Year to Date Periods Ending
                September 30, 2005 and 2004
                           (Unaudited)

                                     3 Months Ended    Year To Date
                                        Sept 30,         Sept 30,
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
                                      ====  =======    ====  =======

The accompanying notes are an integral part of these financial statements

                  Northstar Ventures, Inc.
                     FINANCIAL NOTES
             PERIOD ENDING SEPTEMBER 30, 2005
               (A Development Stage Company)
             NOTES TO THE FINANCIAL STATEMENTS
      Nine Months ended Sept 30, 2005 and 2004, and the period of August 10, 1998 (Inception) to Sept 30, 2005
                       (UNAUDITED)


The condensed financial statements of Northstar Ventures, Inc. (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the Nine Months ended September 30, 2005 should be read in conjunction with the financial statements and notes thereto included in this report, and the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of nine months or less to be cash equivalents. During the Nine Months ended September 30, 2005 and 2004, the Company paid $0 in interest and income taxes.

Loss Per Common Share
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the Nine Months ended September 30, 2005 and 2004.

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

On December 15, 1998, the Company issued 473,250 shares of common stock at par value $0.001 for $1,027 in cash.

Total shares of common stock issued and outstanding were 473,250 at September 30, 2005 and 2004.

No preferred stock has been issued and none is outstanding as of September 30, 2005 or 2004.

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

For the Nine Months ended September 30, 2005 and 2004, the Company did not pursue any investing activities.

Results of Operations.
For the Nine Months ended September 30, 2005 and 2004, the Company did not earn any revenues from operations.

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

November 12, 2007