Form 10QSB
period 2006-03-31
NORTHSTAR VENTURES INC
filed 2007-11-21
CIK 1122412

SECURITIES AND EXCHANGE COMMISSION

         WASHINGTON, D.C. 20549
                FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                         473,250
Title of Class                             Number of Shares Outstanding
                                                at March 31, 2006

No exhibits included.

Item 1.        Financial Statements

              Northstar Ventures, Inc.
                  BALANCE SHEET
                   (Unaudited)


                                     March 31,          December 31,
                                       2006                 2005
                                     --------             ---------
              ASSETS
              ======
                                     --------             ---------
TOTAL ASSETS                       $    -0-              $    -0-
                                     ========             =========

LIABILITIES & SHAREHOLDERS' EQUITY
==================================
Current liabilities:
 Convertible Promissory            $   50,000            $   50,000
   Note Payable (NOTE 4)
                                     --------             ---------
TOTAL LIABILITIES                  $   50,000            $   50,000
                                     --------             ---------
SHAREHOLDERS' EQUITY

 Preferred stock, $0.001 par value:
  20,000,000 shares authorized;
  no shares issued and outstanding
  at 3/31/06 and 12/31/05          $      -0-            $      -0-

 Common stock, $0.001 par value:
  80,000,000 shares authorized;
  issued & outstanding 473,250
  at 3/31/06 and 12/31/05 (NOTE 2)      4,000                 4,000

 Retained earnings/(accum deficit)     54,000)           (   54,000)
                                     --------             ---------
TOTAL SHAREHOLDERS'EQUITY(DEFICIT) $(  50,000)         $ (   50,000)
                                     --------             ---------

TOTAL LIABILITIES & EQUITY         $      -0-          $        -0-
                                     ========             =========

The accompanying notes are an integral part of these financial statements

               Northstar Ventures, Inc.
               STATEMENT OF OPERATIONS
 For the Three Months and Year to date Periods Ending
               March 31, 2006 and 2005
                        (Unaudited)

<CAPTION
                               Three Months Ended      Year To Date
                                   March 31              March 31,
                                  2006        2005      2006       2005
Revenues                      $  -0-    $    -0-    $  -0-   $    -0-
General & Administrative
 expenses                        -0-         -0-        -0-       -0-
                               -----      ------      -----    ------
Income/(Loss) from Operations $  -0-    $    -0-    $  -0-  $     -0-

Other income/(expenses)          -0-         -0-        -0-       -0-
                               -----      ------      -----    ------
Gain (loss) from continuing
     operations               $  -0-    $    -0-     $  -0-  $    -0-

Gain (loss) from discontinued
     operations                  -0-         -0-        -0-       -0-
                               -----      ------      -----    ------
Net income (loss)             $  -0-    $    -0-    $  -0-  $     -0-
                               =====      ======      =====    ======
Per share information:
- - ----------------------
Basic (loss) per common share
 Continuing operations        $(0.00)     $(0.00)    $(0.00)   $(0.00)
                               -----       -----      -----     -----
 Discontinued operations      $(0.00)     $(0.00)    $(0.00)   $(0.00)
                               -----       -----      -----     -----
Basic weighted average number
 common stock shs outstanding 473,250     473,250    473,250   473,250
                              =======     =======    =======   =======
Diluted(loss) per common share
 Continuing operations        $(0.00)     $(0.00)    $(0.00)   $(0.00)
                               -----       -----      -----     -----
 Discontinued operations      $(0.00)     $(0.00)    $(0.00)   $(0.00)
                               -----       -----      -----     -----
Diluted weighted average number
 common stock shs outstanding 473,250     473,250    473,250   473,250
                              =======     =======    =======   =======

The accompanying notes are an integral part of these financial statements








               Northstar Ventures, Inc.
               STATEMENT OF CASH FLOWS
     For Three Months and Year to date Periods Ending
               March 31 2006 and 2005
                    (Unaudited)

                                     3 Months Ended    Year To Date
                                       March 31,        March 31,
                                      2006    2005     2006    2005
                                      ----  -------    ----  -------
Operating Activities:
 Net income (loss)                   $ -0- $     -0-  $ -0- $     -0-

Cash provided (used) on changes in:
  current assets/decrease(increases);
  current liabilities/(decr.)incr.

 Increase in Notes Payable (NOTE 4)    -0-       -0-    -0-      -0-
                                      ----  -------    ----  -------
Net cash provided (used) by
     Operating activities            $ -0- $    -0-   $ -0- $    -0-

Cash provided (used) by
     Financing activities            $ -0- $    -0-   $ -0- $    -0-

Cash provided (used) by
     Investing activities            $ -0- $    -0-   $ -0- $    -0-
                                      ----  -------    ----  -------
Net increase in cash                 $ -0- $    -0-   $ -0- $    -0-

CASH, BEGINNING OF PERIOD              -0-      -0-     -0-      -0-
                                      ----  -------    ----  -------
CASH, END OF PERIOD                  $ -0- $    -0-   $ -0- $    -0-
                                      ====  =======    ====  =======

The accompanying notes are an integral part of these financial statements

















                  Northstar Ventures, Inc.
                     FINANCIAL NOTES
             PERIOD ENDING MARCH 31, 2006
               (A Development Stage Company)
                NOTES TO THE FINANCIAL STATEMENTS
      Three months ended March 31, 2006 and the period of August 10, 1998 (Inception) to March 31, 2006
                       (UNAUDITED)


The condensed financial statements of Northstar Ventures, Inc. (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months ended March 31, 2006 should be read in conjunction with the financial statements and notes thereto included in this report, and the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

The condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not indicative of trends or of results to be expected for the year ended December 31, 2006.

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

Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of nine months or less to be cash equivalents. During the three months ended March 31, 2006,the Company paid $0 in interest and income taxes.

Loss Per Common Share
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the three months ended March 31, 2006.

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

Total shares of common stock issued and outstanding were 473250 at March 31, 2006 and 2005.

No preferred stock has been issued and none is outstanding as of March 31, 2006 or 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

Convertible Debt
An accrual of $10,000 per year has been recorded for Administrative Support Services for a 5-year period (1998 to December 31, 20022005). These Notes are convertible at a rate of $.05/cents per share at the option of the holder.


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

For the three months ended March 31, 2006 and 2005, the Company did not pursue any investing activities.

Results of Operations.
For the six months ended March 31, 2006 and 2005, the Company did not earn any revenues from operations.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10-QSB for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of March 31, 2006 (the evaluation date).

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

Date:  November 12, 2007

/s/Dempsey Mork
- - ---------------------------
Dempsey Mork
President, Chief Executive Officer, Director



In connection with the Quarterly Report of Northstar Ventures, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dempsey Mork, Chief Executive Officer of the company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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