Form 10QSB
period 2006-06-30
NORTHSTAR VENTURES INC
filed 2007-11-21
CIK 1122412

SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C. 20549
                        FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                         473,250
Title of Class                             Number of Shares Outstanding
                                                at June 30, 2006

No exhibits included.

Item 1.        Financial Statements

              Northstar Ventures, Inc.
                  BALANCE SHEET


                                      June 30,          December 31,
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
                                     ========             =========

The accompanying notes are an integral part of these financial statements

               Northstar Ventures, Inc.
               STATEMENT OF OPERATIONS
 For the Three and Six Months Year to date Periods Ending
                June 30, 2006 and 2005

<CAPTION
                               Six Months Ended      Year To Date
                                    June 30               June 30,
                                2006        2005       2006     2005<s>
Revenues                      $  -0-    $    -0-    $  -0-   $    -0-
General & Administrative
 expenses                        -0-         -0-        -0-       -0-
                               -----      ------      -----    ------
Income/(Loss) from Operations $  -0-    $    -0-     $  -0-  $    -0-

Other income/(expenses)          -0-         -0-        -0-       -0-
                               -----      ------      -----    ------
Gain (loss) from continuing
     operations               $  -0-    $    -0-     $  -0-  $    -0-

Gain (loss) from discontinued
     operations                  -0-         -0-        -0-       -0-
                               -----      ------      -----    ------
Net income (loss)             $  -0-    $    -0-     $  -0-  $    -0-
                               =====      ======      =====    ======
Per share information:
- - ----------------------
Basic (loss) per common share
 Continuing operations        $(0.00)     $ 0.00)    $(0.00)   $  -0-
                               -----       -----      -----     -----
 Discontinued operations      $(0.00)     $(0.00)    $(0.00)   $(0.00)
                               -----       -----      -----     -----
Basic weighted average number
 common stock shs outstanding 473,250     473,250    473,250   473,250
                              =======     =======    =======   =======
Diluted(loss) per common share
 Continuing operations        $(0.00)     $(0.00)    $(0.00)   $(0.02)
                               -----       -----      -----     -----
 Discontinued operations      $(0.00)     $(0.00)    $(0.00)   $(0.00)
                               -----       -----      -----     -----
Diluted weighted average number
 common stock shs outstanding 473,250     473,250    473,250   473,250
                              =======     =======    =======   =======

The accompanying notes are an integral part of these financial statements

               Northstar Ventures, Inc.
               STATEMENT OF CASH FLOWS
     For Three and Six Months Year to Date Periods Ending
                June 30, 2006 and 2005

                                     3 Months Ended    Year To Date
                                        June 30,         June 30,
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
                                      ====  =======    ====  =======

The accompanying notes are an integral part of these financial statements



                  Northstar Ventures, Inc.
                     FINANCIAL NOTES
             PERIOD ENDING JUNE 30, 2006
               (A Development Stage Company)
                NOTES TO THE FINANCIAL STATEMENTS
      Six months ended June 30, 2006 and 2005, and the period of August 10, 1998 (Inception) to June 30, 2006
(UNAUDITED)


The condensed financial statements of Northstar Ventures, Inc. (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the six months ended June 30, 2006 should be read in conjunction with the financial statements and notes thereto included in this report, and the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of nine months or less to be cash equivalents. During the six months ended June 30, 2006 and 2005, the Company paid $0 in interest and income taxes.

Loss Per Common Share
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the six months ended June 30, 2006 and 2005.

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

Total shares of common stock issued and outstanding were 473,250 at June 30, 2006 and 2005.

No preferred stock has been issued and none is outstanding as of June 30, 2006 or 2005.

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

For the six months ended June 30, 2006 and 2005, the Company did not pursue any investing activities.

Results of Operations.
For the six months ended June 30, 2006 and 2005, the Company did not earn any revenues from operations.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10-QSB for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of June 30, 2006 (the evaluation date).

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